Form 10-K405
period 1994-12-31
HOMEFREE VILLAGE RESORTS INC
filed 1995-06-09
CIK 65291

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

                 JOINT ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the Fiscal Year Ended:   December 31, 1994

Commission File Number: 1-8927         Commission File Number:   0-16156
    (formerly 0-6627)

HOMEFREE VILLAGE RESORTS, INC.         HOMEFREE INVESTORS L.P.
(Exact name of Registrant              (Exact name of Registrant
as specified in its charter)           as specified in its charter)


           Delaware                               Delaware
(State or other jurisdiction of        (State or other jurisdiction of
incorporation or organization)         incorporation or organization)

37-0959405                                          84-1062287
(I.R.S. Employer Identification No.)   (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard             1400 S. Colorado Boulevard
Denver, Colorado 80222                 Denver, Colorado 80222
(Address of principal executive        (Address of principal executive
offices, including zip code)            offices, including zip code)

         (303) 757-3002                         (303) 757-3002
(Registrant's telephone number,        (Registrant's telephone number,
 including area code)                   including area code)

Securities registered pursuant to      Securities registered pursuant to
Section 12(b) of the Act:              Section 12(b) of the Act:

Title of each class                    Title of each class

Common Stock, $.001 par value          None

Name of exchange on which registered   Name of exchange on which registered

None                                   None

Securities registered pursuant to      Securities registered pursuant to
Section 12(g) of the Act:              Section 12(g) of the Act:

None                                   Assignee Limited
                                       Partnership Interests
                                       ("paired" with Common Stock,
                                       $.001 par value, of Homefree
                                       Village Resorts, Inc.)

Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 YES        NO  X
                                     ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to
this Form 10-K.    X
                  ----

State the aggregate market value of the voting stock held by non-affiliates of the registrants as of a specified date within 60 days prior to the date of filing: $72,000 as of June 8, 1995 (based on the average of the closing bid and asked prices as reported by NASDAQ).

As of May 31, 1995, the Registrants had outstanding 10,483,982 shares of Common Stock and 10,483,982 assignee limited partnership interests.

                               TABLE OF CONTENTS

                                     PART I


                                                                        Page
                                                                        ----
Item 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .     7
Item 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .     9
Item 4.      SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . .    10

                                    PART II

Item 5.      MARKET FOR THE REGISTRANTS' "PAIRED SHARES"
               AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . .    11
Item 6.      SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .    12
Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . .    13
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .    16
Item 9.      CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE . . . . . . . . . . . . . . . . . . . . . .    17

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT . . . . . . . . . . . . . . . . . . . . . .    18
Item 11.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    21
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . .    23
Item 13.     CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS . . . . . . . . . . . . . . . . .    26

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .    27

                                     PART I

ITEM 1.    BUSINESS.

         The Registrants are comprised of Homefree Village Resorts, Inc. (the "Company") and Homefree Investors L.P. (the "Partnership"), a limited partnership formed by the Company in 1987.

         The shares of common stock, par value of $.001 per share, of the Company (the "Common Stock") and the assignee limited partnership interests, par value of $.001 per unit ("Assignee Limited Partnership Interest"), are "paired" on a one-for-one basis and may only be transferred in units ("Paired Shares") consisting of one share of Common Stock and one Assignee Limited Partnership Interest.

                            BUSINESS OF THE COMPANY

General

         The Company is engaged primarily in the development and operation of adult recreational communities containing rental sites for manufactured homes and recreational homes. In recent years, the Company has focused on the development of recreational resort communities in Mesa, Arizona which offer extensive recreational facilities and social activities designed to appeal to active pre- retirement and retirement age people. During 1994 the Company operated and had interests in one community containing a total of approximately 832 rental sites located in Arizona. The Company also has interests in two communities containing approximately 2,300 rental sites located in Arizona.
The Company has interests in such communities through Aristek Properties, Ltd., Aristek Western Properties Limited Partnership, and other affiliated partnerships in which the Company is the General Partner. The Company's objectives are to create and participate, through such partnerships, in the cash flow from these communities and share in appreciation in the value of such properties. The Company also receives income from development, management and administrative services.

Organization

         The Company is a Delaware corporation which was organized in February 1972. The Company has been engaged in the business of operating manufactured home communities since its organization. In 1977, the Company, then called Metrix, Inc., acquired all of the capital stock of Aristek Real Estate Corporation in exchange for 6,230,000 shares of Common Stock of the Company which were issued to the stockholders of that corporation, including 4,449,600 shares to Craig M. Bollman, Jr. and Phyllis A. Bollman. The name of the Company was changed to "Aristek Corporation" and subsequently changed in 1981 to "Aristek Communities, Inc." In November 1986 the name was again changed to "Homefree Village Resorts, Inc." Aristek Real Estate Corporation itself was engaged in the development and operation of manufactured home communities from 1974 to 1977. Since 1977, the business of the Company has continued to consist primarily of the development and operation of such communities. However, in recent years, the Company has refocused its business on adult recreational communities containing rental sites for manufactured homes. The Company conducts a substantial portion of its business through the affiliated limited partnerships described below.

         The Company owns 100% of the capital stock of Resortparks of America, Inc. ("Resortparks"), a Delaware corporation organized in September 1982 to engage in the design, development and management of adult recreational communities offering extensive recreational facilities and social activities to pre-retirement and retirement age people. References herein to the Company include the Company and Resortparks.

         In July 1987, the Company formed Homefree Investors L.P., a Delaware limited partnership. The general partner of Homefree Investors L.P. is Homefree General Partners, a Delaware general partnership, comprised of the Company and Bollman Associates, Inc., a Delaware corporation, all of the capital stock of which is owned by Craig M. Bollman, Jr., President and Chairman of the Board of the Company. The shares of Common Stock of the Company and assignee limited partnership interests in Homefree Investors L.P. have been "paired" to trade only as a unit. When it formed the Partnership, the Company intended to conduct its business in conjunction with the Partnership. However, the Partnership never commenced operations.

Affiliated Partnerships

         Aristek Properties, Ltd.    The principal affiliated partnership of
the Company is Aristek Properties, Ltd. ("Aristek Properties"). Aristek Properties was formed as a Colorado limited partnership in June 1976. The Company holds a 1% interest in Aristek Properties as sole General Partner and an additional 1% interest as a limited partner. Resortparks also owns a 1.3% interest as a limited partner. The remaining 96.7% of limited partnership interests is held by individual limited partners. The Company also held a 30% residual interest in Aristek Properties, which it recently relinquished. See BUSINESS - Residual Interests in Partnerships.

         Although Aristek Properties has provided significant income tax benefits to its limited partners, Aristek Properties' primary objective is to create significant long-term capital appreciation which may be realized by the limited partners and the Company, as General Partner, through net proceeds from refinancing of the properties and, ultimately, net proceeds from the sale of such properties or the conversion of such properties to other residential or commercial uses and the distribution of the resulting cash to the partners.
The Company, as General Partner of Aristek Properties, is also entitled to receive an annual administrative fee (currently an amount equal to 2.5% of the capital contributions of the partners), leasing commissions, management fees and development fees.

         Aristek Properties has a 99% interest in Monte Vista I Joint Venture, an Arizona joint venture ("MVI"). The remaining interest in MVI is owned by the Company. Previously, Aristek Properties owned 60% and Aristek Western owned 40% of MVI. Aristek Western transferred to Aristek Properties and to the Company its 40% interest in MVI, 39% to Aristek Properties, and 1% to the Company.

         The interests in MVI were modified again in connection with a restructuring of certain loans owed by Aristek Properties and MVI to the Company. The obligors on such loans were not able to make principal and interest payments. With the consent of most of the limited partners of Aristek Properties, the Company agreed to extend these loans until June 30, 1998 in return for a 7% annual interest rate and a 75% participation in MVI's operating cash flow, and in its net sale or refinancing proceeds after all liabilities (including those payable to the Company) are satisfied. At the time of the restructuring, the net amounts owed to the Company by MVI were approximately $4,053,341. The Company believes that such amount exceeded the value of the net assets of MVI, after payment of MVI's other liabilities. Aristek Properties has no material assets other than its interest in MVI. Since the Company is a creditor of both Aristek Properties and MVI as described above, the Company expects to be entitled to substantially all of the equity value of MVI in excess of MVI's existing first mortgage.

         In connection with obtaining such consent of the limited partners of Aristek Properties, such consenting limited partners granted to the Company, or its designee, an option to purchase their limited partnership interests in Aristek Properties. The option must be exercised by the Company between January 1, 1997 and November 30, 1998. The purchase price will be equal to the greater of $20,000 per limited partner Unit (an original $100,000 investment) or the fair market value (based on appraisal) of such limited partnership unit. Holders of twenty-six and one-half (26.5) Units granted the above described option, which would result in a minimum total purchase price for all such Units of $530,000.

         Aristek Western Properties Limited Partnership.    The Company formed
Aristek Western Properties Limited Partnership ("Aristek Western"), a Massachusetts limited partnership, in October 1984 for the purpose of acquiring, financing and developing or redeveloping adult recreational communities with affordable rental homesites for manufactured homes, located primarily in the Western and Southwestern United States. The Company has a 1% interest in Aristek Western as the General Partner, a 1.625% limited partnership interest and has residual equity interests as the General Partner and as a Special Limited Partner. See BUSINESS - Residual Interests in Partnerships.

         Aristek Western purchased a 50% interest in a joint venture with an unaffiliated third party in July 1985. The joint venture purchased two adult recreational communities in Mesa, Arizona, named Good Life and Towerpoint. See
Item 2 - PROPERTIES. In September 1985, Aristek Western acquired from the Partnership a 30% interest in Monte Vista I Joint Venture. This interest was increased to 40% in July 1986. This 40% interest was transferred to Aristek Properties and the Company. See Item 1-BUSINESS OF THE COMPANY - Affiliated Partnerships; Aristek Properties, Ltd.

Residual Interests in Partnerships

         Aristek Properties, Ltd.    Prior to the restructuring described
above, as General Partner of Aristek Properties, the Company had a residual interest in Aristek Properties which entitled it to receive 30% of all excess cash flow from operations and net proceeds from the refinancing and sale of properties after distributions have been made to the limited partners in an amount equal to their initial capital investments. The Company relinquished its residual interest in Aristek Properties as part of the loan restructuring described above. As a result, the limited partners of Aristek Properties will be entitled to all distributions, but only after the Company receives its loan repayment and participating interest as described above.

         Aristek Western Properties Limited Partnership.    The Company has a
direct residual interest in Aristek Western which entitles the Company to 30% of the excess cash flow from operations, refinancings and sales of properties when Aristek Western has made cash distributions to the limited partners of at least $65,000 per unit and the sum of the cash distributions per unit plus the product of the highest marginal Federal income tax rate in effect for each year times the aggregate net tax losses allocated per unit in each year equal the initial capital investment. Aristek Western has not yet made any cash distributions to its limited partners. The Company cannot presently predict when distributions will be made to the limited partners.

Financial Information about Industry Segments

         For the last five fiscal years, the revenues, operating profit and identifiable assets of the Company have been attributable to one industry segment--real estate investment, management and development--conducted by the Company for its own account and on behalf of affiliated partnerships, joint ventures and unaffiliated third parties.

Development Activities

         The Company, through Aristek Properties and in conjunction with Resortparks, developed a community for recreational homes and park model travel trailers in Mesa, Arizona, a city 20 miles east of Phoenix. The community, called Monte Vista, is designed to appeal to active adults in the pre-retirement and retirement age groups and is recreation-oriented.

         The Company planned a two-stage development process for Monte Vista. During the first stage, the Company developed 832 recreational home rental sites and extensive common facilities, including a 35,600 square foot social and recreation complex. This first stage is on 80 acres owned by Monte Vista I Joint Venture. Construction began in 1983 and was substantially completed in December 1984. Monte Vista opened for occupancy in January 1985.

         During the second stage, the Company plans to develop additional manufactured home sites on a portion of 80 acres conveyed by Aristek Properties to Monte Vista I Joint Venture. Assuming that market conditions permit, the Company intends to pursue in the future the funding necessary to develop this second stage. See Item 2 - PROPERTIES.

Competition

         The Company competes generally with all companies engaged in community development and home construction.

         The three properties in Mesa, Arizona compete in what is regarded as a competitive market for adult recreation manufactured housing communities. The Company continues to compete in this market by offering special amenities and adult recreational and educational services.

         Each of the Company's geographic markets includes competitors which are larger and have greater financial and other resources than the Company.

Personnel

         During 1994 the Company employed two full-time employees. During 1994, the Company also employed between 27 and 55 additional full-time persons responsible for property operations. The compensation of these additional persons is borne by affiliated partnerships.

                          BUSINESS OF THE PARTNERSHIP

         Homefree Investors L.P. (the "Partnership"), a Delaware limited partnership, was formed on July 20, 1987 for the purpose of engaging in certain aspects of future business opportunities of the type presently conducted by the Company. The general partner of the Partnership is Homefree General Partners, a Delaware general partnership comprised of Bollman Associates, Inc., a Delaware corporation organized in June 1987, and the Company.

         To date, specific business plans for the Partnership have not been formulated, and the Partnership has generated no revenues. The Company anticipates that, where possible, in future real estate acquisitions the Partnership will acquire an ownership interest and the Company will manage operations. The Company has no plans to transfer the Company's assets to the Partnership.

         The Agreement of Limited Partnership for the Partnership (the "Partnership Agreement") provides that it may engage in virtually any business activity, although the primary focus of its business is intended to be investment in real estate related activities, which may include, for example, investing in securities of other real estate companies and participating in condominium conversion programs. If the Partnership generates capital to invest, Homefree General Partners, the general partner of the Partnership, anticipates making investments in such areas. Although the Partnership has the power under state law to make investments in securities of other entities, the Partnership cannot be engaged primarily in the business of investing, reinvesting or trading in securities without subjecting itself to regulation under the Investment Company Act of 1940. In such event, the Partnership would be subject to the limitations and disclosure requirements of such act. The Partnership has no present intention to engage in activities which would cause it to become subject to regulation under the Investment Company Act of 1940 or to engage in non-real estate related activities.

         The Partnership currently has no employees. The Partnership intends to utilize employees of the Company on an as-needed basis, and to contribute to the compensation of such persons on a pro-rata basis.

ITEM 2.    PROPERTIES.

THE COMPANY

         The Company, through Aristek Properties and other related limited partnerships, has ownership interests in the properties described below. The Company operates the Monte Vista property described below.

         Monte Vista. Monte Vista is an adult recreational community located in Mesa, Arizona containing 832 sites for recreational homes. Most sites are leased on an annual basis to residents who leave their homes at the site year-round. Remaining sites are reserved for monthly and weekly rentals. Most residents and guests stay at the community during the months from November through April. During the peak months of January through March, Monte Vista reached 90% occupancy for the past five years. The effective average occupancy based on annual rental income is 89%. Monte Vista is owned by the Monte Vista I Joint Venture, which is owned 99% by Aristek Properties and 1% by the Company. At December 31, 1994 the property was subject to a mortgage in the amount of $4,492,900 held by a commercial lender.

         Monte Vista II . In December 1983, the Company sold to Resortparks an 80-acre parcel on which the development of Monte Vista II is planned. See Item 1 - BUSINESS - Development Activities. This land was transferred in April 1990 to Aristek Properties, Ltd. This land was transferred to Monte Vista in October, 1991 and is subject to the above described mortgage.

         Good Life Travel Trailer Resort . Good Life is an adult recreational community located in Mesa, Arizona containing 1,198 sites for recreational vehicles. Most sites are rented on an annual basis with the remainder rented on a monthly or weekly basis. Most residents stay at the community during the months from November through April. Good Life is owned by H-H Resorts Joint Venture, which is owned 50% by Aristek Western and 50% by Hankins Enterprises, an unaffiliated third party. Good Life is managed by Hankins Enterprises and has historically been 100% occupied from January through April and the effective average occupancy based on annual rental income is 97%. Good Life is subject to a mortgage in the principal amount of $9,225,600 held by a commercial lender.

         Towerpoint Travel Trailer Resort. Towerpoint is an adult recreational community located in Mesa, Arizona containing 1,115 sites for recreational vehicles. Most sites are rented on an annual basis with the remainder rented on a monthly or weekly basis. Most residents stay at the community during the months from November through April. Towerpoint is owned by H-H Resorts Joint Venture and is managed by Hankins Enterprises. Towerpoint has historically been 100% occupied from November through April and the effective average occupancy based on annual rental income is 98%.

Towerpoint is subject to a mortgage in the amount of $9,225,600 held by a commercial lender.

THE PARTNERSHIP

         The Partnership neither owns nor leases any properties.

ITEM 3.    LEGAL PROCEEDINGS.


         Neither the Company nor the Partnership is the subject of any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANTS' "PAIRED SHARES" AND RELATED STOCKHOLDER
              MATTERS.

         The Registrants' "Paired Shares"(symbol HMFRZ) are no longer traded in the over-the-counter market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). The Registrant no longer receives information on the trading activity for the "Paired Shares."

         There were approximately 549 record holders of the "Paired Shares" on June 8, 1995, as reported by the Registrants' transfer agent.

         During the two years ended December 31, 1994, the Company declared no dividends.

ITEM 6.    SELECTED FINANCIAL DATA.

         The following data has been extracted from the combined annual financial statements of the Company and the Partnership. Such selected financial data should be read in conjunction with the registrants' financial statement and related notes incorporated by reference into "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." As summarized in note 10 to the financial statements, the Company restated financial statements issued previously for the years ended December 31, 1993, 1992 and 1991. The financial data summarized below reflects the restated amounts.

                                    Year           Year           Year           Year
                                 Ended Dec.     Ended Dec.     Ended Dec.     Ended Dec.
                                  31, 1994       31, 1993       31, 1992       31, 1991
                                 ----------     ----------     ----------     ----------
Revenues                         $ 270,700      $ 285,100      $ 461,700      $1,233,000

Expenses                           593,700        488,200        552,800       1,174,200
                                 ---------       --------       --------      ----------
Earnings (losses)
  before income taxes             (323,000)      (203,100)       (91,100)         58,800
Income tax
  Benefit (Provision)               87,000         43,000        (15,000)         (4,500)
                                 ---------       --------       --------      ----------
Net Income (loss)                $(236,000)     $(160,100)     $(106,100)        $54,300
                                 =========      =========      =========      ==========


Net earnings (losses)
  per share                          $(.02)         $(.02)         $(.01)           $.01
                                      ====           ====          =====            ====
Weighted average
  shares out-
  standing                      10,484,000     10,484,000     10,484,000      10,484,000
                                ==========     ==========     ==========      ==========





                                                       December 31,
                               ----------------------------------------------------------
                                    1994          1993           1992             1991
                                    ----          ----           ----             ----
Total assets                    $9,242,300     $9,822,500     $9,922,000      $10,625,000
                                ==========     ==========     ==========      ===========

Long-term debt                  $7,198,900     $7,204,400     $7,165,200       $7,301,300
                                ==========     ==========     ==========       ==========

Stockholders'                   $1,257,900     $1,493,900     $1,654,000       $1,760,100
                                ==========     ==========     ==========       ==========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

         Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

         During the past four years, the Company has used cash of $24,400 to $124,000 per year in connection with the Company's operating activities.
During this period, the Company has also used cash of $4,000 to $10,000 per year to repay principal on long- term debt, and a total $28,000 in 1993 and $88,000 in 1994 under financing arrangements related to a land option contract. The remaining payment of $44,000 to exercise the option to acquire a parcel of land has been deferred until 1996.

The Company's investing activities have generated cash through the net collection of receivables from unconsolidated entities in each of the past four years, including $374,000 in 1994. In each of the last four years, the Company's investing activities have utilized cash of $34,000 to $113,000 in connection with loans to the Company's President. Management anticipates that a portion of these loans will be collected in 1995. Other uses of cash over the past four years have consisted of $35,000 to obtain the land option in 1993, $50,000 for a residual interest in Aristek Properties during 1994, and $23,000 for the purchase of office equipment. Management does not expect that the Company will be required to provide capital in 1995 for the Company's investments in Aristek Properties and Aristek Western, since both entities recently refinanced their debt obligations. Management believes the /company's liquidity needs for fiscal 1995 will be met primarily through the collection of loans receivable from unconsolidated entities. If the Company decides to undertake any significant development projects in 1995, It is expected that the initial financing will be derived from an equity offering, debt financing or a combination thereof. Management emphasizes that there is no assurance that the Company will be successful in obtaining such development financing.

THE PARTNERSHIP

         At present, the Partnership has no liabilities and conducts no business and thus has no capital needs. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.

RESULTS OF OPERATIONS

THE COMPANY

         The Company and its affiliates serve as a real estate advisor, developer, manager and marketing agent and perform certain administrative functions for related entities. Principal sources of revenues are management and administrative fees, commissions, and cash flow participation from properties under its direction. See "Consolidated Statement of Operations" included in the financial statements included with this report.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         The Company incurred a $236,000 loss for the year ended December 31, 1994.

         Total revenues for the year ended December 31, 1994 were $270,700 as compared to $285,100 for the year ended December 31, 1993. The decrease ($14,400) was attributable principally to a reduction in earnings of unconsolidated entities and management and administrative fees.

         Total expenses for the year ended December 31, 1994 were $593,700 as compared to $477,100 for the previous year. The increase in expenses resulted from an additional provision for loss on receivables ($53,100) and an increase in general and administrative expenses of $83,100 partially offset by a decrease in losses from unconsolidated entities. The increase in general and administrative expenses includes an increase in accounting services and external audit fees of $33,000.

         The effective tax rate used to calculate the net income tax benefit for 1994 was 27%. See note 4 to the financial statements for a summary of income taxes.

YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

         The Company incurred a $149,000 loss for the year ended December 31, 1993.

         Total revenues for the year ended December 31, 1993 were $285,100 as compared to $461,700 for the year ended December 31, 1992. This decrease was attributable principally to a management decision not to accrue management fees owed by APL in connection with management of the Monte Vista property because of the uncertainty of subsequent collection.

         Total expenses for the year ended December 31, 1993 were $477,100 as compared to $519,400 for the previous year. The decrease ($42,300) was attributable principally to a reduction in general and administrative expenses of $22,700, and a decrease in interest expense of $28,200 due to the repayment of debt. Decreases in expenses were partially offset by increases in losses of unconsolidated entities and the provision for loss on receivables of $22,900 and $14,100, respectively. Additionally, in the Company's consolidated financial statements, the net investment in HILP was considered to be impaired since the partnership has not commenced its planned operations. See note 10 to the financial statements.

         The effective tax rate used to calculate the net income tax benefit for 1993 was 22%. See note 4 to the financial statements for a summary of income taxes.

Effects of Inflation

         Inflation has not had a material impact on the operations of the Company and management believes it will not have a material impact on future operations.

THE PARTNERSHIP

         The Partnership has not commenced its planned operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data are included in Part IV of this report and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company's and the Partnership's 1990 financial statements were audited by Deloitte & Touche, independent certified public accountants. During 1994, the Company changed its auditors to HEIN + ASSOCIATES LLP, which audited the 1991, 1992, 1993 and 1994 financial statements included in this report.

         There were no disagreements between management and the Company's independent auditors.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                  THE COMPANY

         (a)     Identification of Directors

         The following table sets forth the names, ages, positions, and periods of service of the directors of the Company. There are no arrangements or understandings pursuant to which any of the directors was or is to be selected as a director.

                                                Positions                 Period of Service
Name                              Age           with the Company          as Director
- - ----                              ---           ----------------          -------------------
Craig M. Bollman, Jr.             57            Chairman of the           Since Feb. 24, 1977
                                                Board, President
Phyllis A. Bollman                54            None                      Since Feb. 24, 1977
W. Phillip Marcum                 51            None                      Since Dec. 11, 1979
Michael T. Oliver                 51            None                      Since Nov. 28, 1977
Anthony B. Petrelli               42            None                      Since July 19, 1983

All directors are elected to serve until the next annual meeting of stockholders or until their successors are chosen and qualify, or until they resign or are replaced.

         (b)     Identification of Executive Officer

         The name and age of the only executive officer of the Company, the position and office with the Company held by such person, and the periods served are as follows:

                                                                          Period of
                                                Positions with            Service as
      Name                        Age           the Company               an Officer
      ----                        ---           ---------------------     --------------
Craig M. Bollman, Jr.             57            Chairman of the           Since Feb. 24,
                                                  Board, President             1977

         All officers are elected to serve until their successors are duly elected and qualified or until they resign or are replaced.

         (c)     Family Relationships

         Craig M. Bollman, Jr. and Phyllis A. Bollman are married. No other family relationship exists among the directors or executive officers.

         (d)     Business Experience

         The following is a brief account of the business experience of each executive officer and director for the past five or more years:

         Craig M. Bollman, Jr. Mr. Bollman has been the Chairman of the Board of Directors of the Company since February 24, 1977. He served as President from February 24, 1977 to December 1, 1984 and resumed such office as of July 1986. In September 1974, Mr. Bollman founded Aristek Corporation (then called Aristek Real Estate Corporation), which specialized in working out distressed loan situations for major national institutional lenders. On February 24, 1977, Metrix, Inc., a publicly-held corporation engaged primarily in the business of operating manufactured home communities, acquired all of the capital stock of Aristek Corporation in exchange for 6,230,000 shares of its Common Stock. The name of Metrix, Inc. was changed to Aristek Corporation, then to Aristek Communities, Inc. and in 1987 to Homefree Village Resorts, Inc.

        Phyllis A. Bollman . Mrs. Bollman has served as a director of the Company since February 24, 1977. Mrs. Bollman served as the president and a director of a departmental advisory board at Denver's University Hospital from 1982 until 1986 and was also on the Board of Directors of Colorado Contemporary Dance from 1983 until 1987. Neither of these organizations is a parent, subsidiary or other affiliate of the Company.

         W. Phillip Marcum. Mr. Marcum has served as a director of the Company since December 11, 1979. On February 15, 1991, Mr. Marcum became President of Marcum Natural Gas Services, Inc., a firm providing services to natural gas concerns. Mr. Marcum previously was Senior Vice President of Corporate Finance of Boettcher & Co., Inc., an investment banking firm which he joined in November 1987. Prior to that Mr. Marcum served as Chairman of the Board, a director, President and Chief Executive Officer of MGF Oil Corporation, Midland, Texas ("MGF"), an oil and gas exploration and contract drilling company. Mr. Marcum is also a director of Mallon Resources Corporation, an oil, gas and mining company. None of these corporations is a parent, subsidiary or other affiliate of the Company.

         Michael T. Oliver. Mr. Oliver has served as a director of the Company since November 28, 1977. Mr. Oliver joined PRA Securities Advisors, an investment advisory company specializing in publicly- traded real estate securities, as President in March 1988. Prior to that he served as Manager of Pension Realty Advisors, Inc. beginning in April 1987. From 1985 to April 1987 he served as Vice President at Kennedy Associates Real

Estate Counsel, Inc., a real estate advisor to pension plans, beginning February 15, 1985. None of these corporations is a parent, subsidiary or other affiliate of the Company.

         Anthony B. Petrelli . Mr. Petrelli has served as a director of the Company since July 8, 1983. Mr. Petrelli is Senior Vice President and Manager of the Investment Banking Department for Neidiger, Tucker, Bruner, Inc., an investment banking firm, which he joined in June 1987. Prior to that he served as Senior Vice President and a director of Wall Street West, Inc., an investment banking firm, which he joined in March 1984 as Vice President, Manager of Broker & Business Development. From 1978 to March 1984, Mr. Petrelli was employed by Hanifen, Imhoff, Inc., an investment banking firm, as Executive Vice President and a director, where he was responsible for corporate finance and corporate underwriting. None of these corporations is a parent, subsidiary or other affiliate of the Company.

                                THE PARTNERSHIP

         The general partner of the Partnership is Homefree General Partners, a Delaware general partnership comprised of Bollman Associates, Inc., and the Company. See DIRECTORS AND EXECUTIVE OFFICERS - THE COMPANY for information with respect to the directors and executive officers of the Company. Craig M. Bollman, Jr. is the sole director and executive officer of Bollman Associates, Inc.

ITEM 11.         EXECUTIVE COMPENSATION.

                                  THE COMPANY

         (a)     Executive Compensation

         Set forth below is a summary of the compensation paid to Craig M. Bollman, the Company's only executive officer, in each of the last three years:


                                                     Other Annual(1)   Options        All Other
     Year          Salary           Bonus            Compensation      Granted        Compensation
     ----          ------           -----            ------------      -------        ------------
     1994          $175,000           --                $23,500          --               --
     1993          $174,038                             $19,000          --               --
     1992          $150,000           --                $14,000          --               --

                   (1)Cost of health and life insurance.


         (b)     Compensation of Directors

         Four directors, Phyllis A. Bollman, Michael T. Oliver, W. Phillip Marcum and Anthony B. Petrelli, each received directors fees of $2,000 during the twelve months ended December 31, 1993, paid $500 per quarter. In addition, all directors receive $200 for each meeting of the Board of Directors they attend and are reimbursed for travel expenses incurred in attending such meetings. One meeting was held in the twelve months ended December 31, 1994. Directors are expected to receive similar compensation in 1995.

                                THE PARTNERSHIP

         The Partnership presently has no executive officers. Homefree General Partners will be responsible for the duties customarily associated with the duties of executive officers of a corporation. Homefree General Partners is entitled to receive an annual administrative fee from the Partnership. Bollman Associates, Inc., all of the capital stock of which is owned by Craig M. Bollman, Jr., the President and Chairman of the Board and principal stockholder of the Company, is entitled to receive the annual $75,000 administrative fee when payable by the Partnership to Homefree General Partners for providing administrative services to the Partnership. Such fee is not payable until such time as there is available cash or upon liquidation of the Partnership.

Compensation to Homefree General Partners

         The Partnership Agreement provides for the payment of an administrative fee to Homefree General Partners of $75,000 per annum. This fee is subject to adjustment by the Board of Directors of the Company and may be canceled in any year by the Board of Directors in its capacity as a general partner of Homefree General Partners. In return for this fee, Homefree General Partners will attempt to locate and negotiate investment opportunities for the Partnership, will attempt to arrange financing for such investments and will administer the affairs of the Partnership. The agreement of Homefree General Partners provides that the annual administrative fee will be payable to Bollman Associates, Inc. for providing services to the Partnership, as compensation for its role as a general partner of Homefree General Partners and for assuming the risks incident to such role. No amount of such fee was paid for the twelve months ended December 31, 1994. The Partnership Agreement also provides for reimbursement to Homefree General Partners of all expenses incurred by it in connection with the Partnership. To the extent that Bollman Associates, Inc. incurs expenses, it will be reimbursed by Homefree General Partners, which in turn will be reimbursed by the Partnership.

         The agreement of Homefree General Partners provides that the Company will be entitled to 90% and Bollman Associates, Inc. will be entitled to 10% of Homefree General Partners' 1% interest in the Partnership.

         In addition to the annual administrative fee and reimbursement of expenses, Homefree General Partners may enter into contracts with or perform other services for the Partnership. The partnership agreement between the partners of Homefree General Partners provides that no additional compensation will be payable to Bollman Associates, Inc. and that the Company in its capacity as a general partner of Homefree General Partners is entitled to all compensation for such additional services. The only compensation to be received by Bollman Associates, Inc. in connection with the Partnership Agreement is the reimbursement of expenses, the annual administrative fee and its share of profits and losses.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

                                  THE COMPANY

         (a)     Security Ownership of Certain Beneficial Owners

         As of May 31,1995, persons or groups known to the Company to own beneficially more than five percent of the issued and outstanding shares of Common Stock, which is the only class of voting securities of the Company, are set forth in the following table:

                                Shares of Common
                               Stock Beneficially
                             Owned on May 31, 1995

                                       Amount and
                                       Nature of
Name and Address                       Beneficial                    Percent of
of Beneficial Owner                    Ownership                     Class (1)
- - -------------------                    ----------                    ----------
Craig M. Bollman, Jr.                  6,282,428                     59.92%
1400 S. Colorado Boulevard
Suite 410
Denver, Colorado  80222


The Aristek Foundation
1400 S. Colorado Boulevard
Suite 410
Denver, Colorado  80222                  588,815                     5.62%


(1) The percentages shown are based upon 10,483,982 issued and outstanding shares of Common Stock. Craig M. Bollman, Jr. is not a holder of any option to purchase shares of Common Stock of the Company.

         (b)     Security Ownership of Management


         The following table sets forth the shares of Common Stock of the Company beneficially owned by each director and by the directors and officers of the Company as a group as of May 31, 1995, and their percentage ownership thereof:

                                Shares of Common
                               Stock Beneficially
                             Owned on May 31, 1995

                                      Amount and
                                      Nature of
                                      Beneficial                    Percent of
Name of Director                      Ownership                     Class (1)
- - ----------------                      ----------                    ----------
Craig M. Bollman, Jr.                 6,282,428                     59.9

W. Phillip Marcum                        --                         (2)

Michael T. Oliver                        34,928                     (2)

Anthony B. Petrelli                        --                       (2)

All directors and                     6,317,356                     60.3
officers as a group
(5 persons)

__________________________________

(1) The percentages shown for all directors and the directors and officers as a group are based upon 10,483,982 shares issued and outstanding as of May 31, 1995.

(2)      The director owns beneficially less than 1% of the Common Stock.

                                THE PARTNERSHIP

         The following table sets forth the assignee limited partnership interests of the Partnership beneficially owned by each director and by the directors and officers of the Company as a group as of May 31, 1995, and their percentage ownership thereof:


                          Assignee Limited Partnership
                             Interest Beneficially
                             Owned on May 31, 1995

                                       Amount and
                                       Nature of
                                       Beneficial                  Percent of
Name of Director                       Ownership                   Class (1)
- - ----------------                       ----------                  ----------
Craig M. Bollman, Jr.                  6,282,428                      59.9

W. Phillip Marcum                           --                        (2)

Michael T. Oliver                         34,928                      (2)

Anthony B. Petrelli                           --                      (2)

All directors and                      6,317,356                      60.3
officers as a group
(5 persons)

_________________________

(1) The percentages shown for all other directors and the directors and officers as a group are based upon 10,483,982 assignee limited partnership interests issued and outstanding as of May 31, 1995.

(2) The director owns beneficially less than 1% of the assignee limited partnership interests.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a)     Certain Business Relationships

         Bollman Associates, Inc. and the Company are the general partners of Homefree General Partners. Homefree General Partners is the general partner of the Partnership. Bollman Associates, Inc. is entitled to receive a $75,000 annual administrative fee to be paid by the Partnership to Homefree General Partners for administrative services, when and if such fee is paid by the Partnership. See Item 11, EXECUTIVE COMPENSATION - THE PARTNERSHIP. The aggregate amount owed by the Partnership to Bollman Associates, Inc. as of December 31, 1994 is $582,800. This amount has not been accrued as of December 31, 1994 inasmuch as there can be no assurance that the Partnership will have sufficient funds to meet the obligation. Craig M. Bollman, Jr., a director, President and Chairman of the Board of the Company, is the sole stockholder of Bollman Associates, Inc.

          (b)      Indebtedness of Management

          The Company holds an interest-bearing notes from Craig M. Bollman, Jr., President and Chairman of the Board, in the aggregate amount of $520,900 at December 31, 1994. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal Rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under these notes during fiscal 1994 was $520,900.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K.

                                                                     Page
                                                                     ----
          INDEPENDENT AUDITOR'S REPORT                               S-1

          COMBINED FINANCIAL STATEMENTS

                   Combined Balance Sheets --
                     December 31, 1994, 1993, 1992 and 1991          S-2

                   Combined Statements of Operations --
                     Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-4

                   Combined Statement of Stockholders'
                     Equity and Partners' Deficit --
                     Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-5

                   Combined Statements of Cash Flows --
                     Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-6

          CONSOLIDATED FINANCIAL STATEMENTS
                   OF THE COMPANY

                   Consolidated Balance Sheets --
                     December 31, 1994, 1993, 1992 and 1991          S-8

                   Consolidated Statements of Operations --
                     Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-10

                   Consolidated Statement of Stockholders'
                     Equity -- Years ended December 31, 1994,
                     1993, 1992 and 1991.                            S-11

                   Consolidated Statements of Cash Flows --
                     Years ended December 31, 1994, 1993
                     1992 and 1991.                                  S-12

          FINANCIAL STATEMENTS OF THE PARTNERSHIP

                   Balance Sheets -- December 31, 1994,
                     1993, 1992 and 1991                             S-14

                   Statements of Operations -- Years ended
                     December 31, 1994, 1993, 1992 and 1991.         S-14

                   Statement of Partners' Capital (Deficit) --
                     Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-16

                   Statements of Cash Flows --
                     Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-17

          NOTES TO FINANCIAL STATEMENTS --
                   Years ended December 31, 1994, 1993,
                     1992 and 1991.                                  S-18

          b.       Financial Statement Schedules.

                   None

                   Schedules have been omitted because they are not required or the information is included in the financial statements or notes thereto.

          c.       Reports on Form 8-K.

                   None

          d.       Exhibits.

          THE COMPANY

                   3.1 Certificate of Amendment to Restated Certificate of Incorporation of Homefree Village Resorts, Inc. dated May 2, 1988. Incorporated by reference to Annual Report on Form lO-K for the year ended March 31, 1988.

                   3.2 Amendment to Restated Certificate of Incorporation of Homefree Village Resorts, Inc. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended December 31, 1986.

                           Restated Certificate of Incorporation of Homefree Village Resorts, Inc. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1983.

                   3.3 Bylaws - Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1981.

                   4.1 Certificate of Amendment to Restated Certificate of Incorporation of Homefree Village Resorts, Inc. (see
                           Exhibit 3.1 hereto.) Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

                   4.2 Amended and Restated Agreement of Limited Partnership of Homefree Investors L.P. dated as of March 1, 1988. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

                   4.3 Paired Share Certificate of Homefree Village Resorts, Inc. and Homefree Investors L.P. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

                   4.4 Pairing Agreement dated March 31, 1988 between Homefree Village Resorts, Inc. and Homefree Investors L.P. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

                   10.1 Partnership Administration Agreement dated May 2, 1988 between Homefree Investors L.P. and Homefree General Partners. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

                   10.2 Letter Agreement for sale of Mesa, Arizona land dated November 11, 1987 between Homefree Village Resorts, Inc. and Aristek Western Properties Limited Partnership and Aristek Properties Limited. Incorporated by reference to Annual Report on Form 10-K for the year ended March 31, 1988.

                   22.1 The Company has a wholly-owned subsidiary, Resortparks of America, Inc., which was incorporated under the laws of Delaware in September 1982.

THE PARTNERSHIP

                   2.0 Proxy Statement of Homefree Village Resorts, Inc. (the "Proxy Statement"), filed with the Securities and Exchange Commission on March 8, 1988. Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1987.

                   3.1 Certificate of Limited Partnership of Homefree Investors L.P. Incorporated by reference to Exhibit
                           3.1 to Report on Form 10 of Homefree Investors L.P. ("Form 10") filed with the Securities and Exchange Commission on August 27, 1987.

                   3.2 Agreement of Limited Partnership of Homefree Investors L.P. Incorporated by reference to Exhibit
                           3.2 to Form 10.

                   3.3 Amended and Restated Agreement of Limited Partnership of Homefree Investors L.P. Incorporated by reference to Exhibit 3.3 to Form 10, as amended by Amendment No. 2 on Form 8 dated February 29, 1988 ("Amended Form 10").

                   4.0 Paired Share Certificate of Homefree Village Resorts, Inc. and Homefree Investors L.P. Incorporated by reference to Exhibit 4 to Amended Form 10.

                   10.0    Pairing Agreement.  Incorporated by reference to
                           Exhibit 10.0 to Amended Form 10.

                   10.1 Partnership Administration Agreement. Incorporated by reference to Exhibit 10.1 to Amended Form 10.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOMEFREE VILLAGE RESORTS, INC.                      HOMEFREE INVESTORS L.P.

By
   -----------------------------                    By Homefree General
   Craig M. Bollman, Jr.                             Partners, its General
   Chairman of the Board                             Partner
   (Principal Executive Officer)

                                                    By Homefree Village Resorts,
                                                        Inc., a General Partner
Date:  June 8, 1995
                                                    By
                                                       -------------------------
                                                       Craig M. Bollman, Jr.
                                                       President

                                                     Date:  June 8, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

- - ----------------------------------          ------------------------------------
Craig M. Bollman, Jr.                       Craig M. Bollman, Jr.
Chairman of the Board                       Sole Director,
(Principal Executive and
Financial Officer)                          Bollman Associates, Inc.
                                            a General Partner of
Dated:  June 8, 1995                        Homefree General Partners,
                                            General Partner of
                                            Homefree Investors L.P.
                                            (Principal Executive and
                                            Financial Officer)

                                            Date:  June 8, 1995

Majority of the Board of Directors


- - ----------------------------------
Craig M. Bollman, Jr.
Director

Date:  June 8, 1995


- - ----------------------------------
Phyllis A. Bollman
Director

Date:  June 8, 1995


- - ----------------------------------
W. Phillip Marcum
Director

Date:  June 8, 1995


- - ----------------------------------
Michael T. Oliver
Director

Date:  June 8, 1995


- - ----------------------------------
Anthony B. Petrelli
Director

Date: June 8, 1995

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Homefree Village Resorts, Inc.
Denver, Colorado


We have audited the accompanying combined, consolidated and separate balance sheets of Homefree Village Resorts, Inc. (a Delaware Corporation) and subsidiaries and Homefree Investors L.P. (a Massachusetts limited partnership) as of December 31, 1994, 1993, 1992, and 1991, and the related combined, consolidated and separate statements of operations, stockholders' equity and partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's and Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined, consolidated, and separate financial position of Homefree Village Resorts, Inc. and subsidiaries and Homefree Investors L.P. as of December 31, 1994, 1993, 1992, and 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company and the partnership will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company and the Partnership have suffered losses from inception, and anticipate the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Company and the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP


Denver, Colorado
June 6, 1995

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                            COMBINED BALANCE SHEETS


                                     ASSETS

                                                                                DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                                1994              1993            1992            1991
                                                                ----              ----            ----            ----
CURRENT ASSETS:
            Cash and equivalents                             $10,600           $34,500        $284,000        $169,700
            Income tax refund receivable                       -                 -               -             234,500
            Other current assets                               9,600             3,400           2,800           7,600
                                                               -----             -----           -----           -----
                   Total current assets                       20,200            37,900         286,800         411,800

RECEIVABLES FROM UNCONSOLIDATED
      ENTITIES, net                                        8,915,600         9,534,700       9,556,000       9,961,400


INVESTMENTS IN UNCONSOLIDATED
      ENTITIES                                                94,400            42,800          58,500          67,900

PROPERTY AND EQUIPMENT, at cost:
            Condominium                                        -                 -               -             192,500
            Office furniture and equipment                    95,100            83,800          73,200          73,200
            Vehicles                                          25,000            25,000          25,000          25,000
                                                              ------            ------          ------          ------
                                                             120,100           108,800          98,200         290,700
            Accumulated depreciation                       (103,600)          (97,300)        (88,600)       (151,300)
                                                           --------           -------         -------        --------

                   Net property and equipment                 16,500            11,500           9,600         139,400
                                                              ------            ------           -----         -------

OTHER ASSETS:

            Land option costs                                195,600           195,600           -               -
            Intangible assets, net of accumulated
                   amortization of $166,900,
                   $166,900, $155,700, and $122,365,
                   respectively.                               -                -               11,100          44,500
                                                               -----            ------          ------          ------
                   Total other assets                        195,600           195,600          11,100          44,500
                                                             -------           -------          ------          ------

TOTAL ASSETS                                              $9,242,300        $9,822,500      $9,922,000     $10,625,000
                                                          ==========        ==========      ==========     ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                            COMBINED BALANCE SHEETS

                                  (CONTINUED)

            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

                                                                                DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                                1994              1993            1992            1991
                                                                ----              ----            ----            ----
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                  $93,600           $56,300         $46,100         $52,000
      Notes payable, bank                                      -                 -               -             315,000
      Payable to Aristek Western Properties, Ltd.              -                 -              37,800           -
      Current maturities of long-term debt                     -                93,500           4,600           5,500
                                                               -----            ------           -----           -----
                   Total current liabilities                  93,600           149,800          88,500         372,500


LONG-TERM DEBT, less current maturities:
      Unconsolidated entity                                7,154,500         7,154,500       7,154,500       7,154,500
      Other                                                   44,400            49,900          10,700         146,800

DEFERRED INCOME TAXES                                        200,000           287,000         330,000         315,000

DEFERRED PROFIT                                              488,500           488,500         488,500         488,500

OTHER LIABILITIES:
      Accrued interest, Aristek Properties, Ltd.               -               148,100         148,100         148,100
      Payable to unconsolidated entities                       3,400            50,800          47,700         239,500


COMMITMENTS AND CONTINGENCIES
      (Notes 1 and 8)

STOCKHOLDERS' EQUITY AND
      PARTNERS' DEFICIT:
            Preferred stock, $1.00 par value;
                   3,000,000 shares authorized; none
                   issued and outstanding                      -                 -               -               -
            Common stock, $.001 par value;
                   15,000,000 shares authorized;
                   10,484,000 shares issued and
                   outstanding                                10,500            10,500          10,500          10,500
            Additional paid-in capital                     3,537,000         3,537,000       3,537,000       3,537,000
            Accumulated deficit                          (2,061,800)       (1,826,100)     (1,677,400)     (1,633,400)
            Partners' deficit - limited partners           (227,800)         (227,500)       (216,100)       (154,000)
                                                           --------          --------        --------        --------
                   Total stockholders' equity and
                         partners' deficit                 1,257,900         1,493,900       1,654,000       1,760,100
                                                           ---------         ---------       ---------       ---------
TOTAL LIABILITIES, STOCKHOLDERS'
        EQUITY AND PARTNERS' DEFICIT                      $9,242,300        $9,822,500      $9,922,000     $10,625,000
                                                          ==========        ==========      ==========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF OPERATIONS



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                             1994           1993             1992            1991
                                                        --------------  -------------   -------------    ------------
REVENUES:
      Management and administrative fees from
            unconsolidated entities                           $244,600       $253,400        $424,300        $403,000
      Equity in earnings of unconsolidated entities             10,800         16,900             100          22,000
      Interest                                                  15,300         14,800          21,000         806,200

      Other, net                                                 -              -              16,300           1,800
                                                                 -----          -----          ------           -----
                                                               270,700        285,100         461,700       1,233,000
EXPENSES:
      General and administrative                               446,500        374,600         448,500         251,400
      Interest                                                   9,600          5,000          33,200         642,100

      Equity in losses of unconsolidated entities                8,900         33,000           9,600           -
      Provision for loss on related party receivables          128,700         75,600          61,500         280,700
                                                               -------         ------          ------         -------
                                                               593,700        488,200         552,800       1,174,200


INCOME (LOSS) BEFORE INCOME TAXES                            (323,000)      (203,100)        (91,100)          58,800

INCOME TAX BENEFIT (PROVISION)                                  87,000         43,000        (15,000)         (4,500)
                                                                ------         ------        -------          ------


NET INCOME (LOSS)                                           $(236,000)     $(160,100)      $(106,100)         $54,300
                                                            =========      =========       ==========         =======

INCOME (LOSS) PER PAIRED SHARE                                  $(.02)         $(.02)          $(.01)            $.01
                                                                =====          =====           =====             ====


WEIGHTED AVERAGE PAIRED SHARES
      OUTSTANDING                                           10,484,000     10,484,000      10,484,000      10,484,000
                                                            ==========     ==========      ==========      ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.


       COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992, AND 1991



                                                                               ADDITIONAL
                                      PAIRED          COMMON STOCK              PAID-IN
                                      SHARES             AMOUNT                 CAPITAL
                                  -------------   --------------------    --------------------
 BALANCES, January 1, 1991           10,484,000                $10,500              $3,537,000

        Net income (loss)                 -                      -                       -
                                          -----                  -----                   -----

 BALANCES, December 31, 1991         10,484,000                 10,500               3,537,000

        Net loss                          -                      -                       -
                                          -----                  -----                   -----

 BALANCES, December 31, 1992         10,484,000                 10,500               3,537,000

        Net loss                          -                      -                       -
                                          -----                  -----                   -----

 BALANCES, December 31, 1993         10,484,000                 10,500               3,537,000


        Net loss                          -                      -                       -
                                          -----                  -----                   -----


 BALANCES, December 31, 1994         10,484,000                $10,500              $3,537,000
                                     ==========                =======              ==========




                                    ACCUMULATED            PARTNERS'
                                      DEFICIT               DEFICIT              TOTAL
                                --------------------    ---------------    ----------------
 BALANCES, January 1, 1991              $(1,757,400)          $(84,300)          $1,705,800

        Net income (loss)                    124,000           (69,700)              54,300
                                             -------           -------               ------

 BALANCES, December 31, 1991             (1,633,400)          (154,000)           1,760,100

        Net loss                            (44,000)           (62,100)           (106,100)
                                            -------            -------            --------

 BALANCES, December 31, 1992             (1,677,400)          (216,100)           1,654,000

        Net loss                           (148,700)           (11,400)           (160,100)
                                           --------            -------            --------

 BALANCES, December 31, 1993             (1,826,100)          (227,500)           1,493,900


        Net loss                           (235,700)              (300)           (236,000)
                                           --------               ----            --------


 BALANCES, December 31, 1994            $(2,061,800)         $(227,800)          $1,257,900
                                        ===========          =========           ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                      COMBINED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                    1994           1993           1992            1991
                                                               --------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $(236,000)     $(160,100)     $(106,100)        $54,300
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:

              Depreciation                                              6,300          8,700         13,100         24,000
              Amortization                                              -             11,100         33,400         33,400
              Equity in losses (earnings) of unconsolidated
                   entities, net                                      (1,900)         16,100          9,500       (22,000)
              Gain on sale of condominium                               -              -           (17,100)          -
              Provision for loss on related party receivables         128,700         75,600         61,500        280,700
              Deferred income taxes                                  (87,000)       (43,000)         15,000        343,000

          Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Accrued interest receivable - officer
                        and director                                 (15,300)       (13,100)       (15,400)       (13,000)
                   Income tax refund receivable                         -              -            234,500      (234,500)
                   Other assets                                       (6,100)        (1,000)          3,800         17,000
                   Receivables from unconsolidated entities            49,600         15,800       (96,700)      (549,300)

              Increase (decrease) in:
                   Accounts payable and accrued expenses               37,300       (27,600)         31,900       (49,400)
                   Income taxes currently payable                       -              -              -          (128,600)
                   Other                                                 -             3,100      (191,800)        192,100
                                                                         ----          -----      --------         -------
          Net cash used in operating activities                     (124,400)      (114,400)       (24,400)       (52,300)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash advances to unconsolidated entities                           (700)        (4,500)       (99,200)      (263,000)
     Collection of advances from unconsolidated entities              374,900         10,000        275,000        360,800
     Cash advance for land option                                       -           (35,000)          -              -
     Investment in unconsolidated entities                           (50,000)          -              -              -
     Cash advances to officer and director                          (113,400)       (62,500)       (33,900)      (107,900)
     Proceeds from sale of property and equipment                       -              -                900          -

     Purchase of equipment                                           (11,300)       (10,600)          -              (800)
                                                                     -------        -------           -----          ----
          Net cash provided by (used in) investing activities         199,500      (102,600)        142,800       (10,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under land option contract                             (88,400)       (27,700)          -              -
     Principal payments on long-term debt                            (10,600)        (4,800)        (4,100)        (4,800)
                                                                     -------         ------         ------         ------

          Net cash used in financing activities                      (99,000)       (32,500)        (4,100)        (4,800)
                                                                     -------        -------         ------         ------

NET INCREASE (DECREASE) IN CASH AND
     EQUIVALENTS                                                     (23,900)      (249,500)        114,300       (68,000)

CASH AND EQUIVALENTS, beginning of year                                34,500        284,000        169,700        237,700
                                                                       ------        -------        -------        -------


CASH AND EQUIVALENTS, end of year                                     $10,600        $34,500       $284,000       $169,700
                                                                      =======        =======       ========       ========

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)



                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                    1994           1993           1992            1991
                                                               --------------  -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
          Cash paid for:

              Interest                                                $11,000         $3,600         $2,700       $654,000
                                                                      =======         ======         ======       ========
              Income taxes                                             $-             $-             $-            $24,600
                                                                       ======         ======         ======        =======


SUPPLEMENTAL DISCLOSURE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
          Repayment of mortgage in connection with sale
              of condominium                                           $-             $-           $132,900         $-
                                                                       ======         ======       ========         ======
          Transfer of land owned by Grandview Club, Ltd.
              ("GCL") to pay off the Company's bank debt and
              satisfy receivable from GCL                              $-             $-           $315,000         $-
                                                                       ======         ======       ========         ======

          Obligation under land option contract                        $-           $160,600         $-             $-
                                                                       ======       ========         ======         ======
          Transfer certificate of deposit to satisfy debt
              obligation of unconsolidated entity                      $-             $-             $-         $5,300,000
                                                                       ======         ======         ======     ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                           1994              1993           1992             1991
                                                     ---------------   --------------- ---------------  --------------
CURRENT ASSETS:
            Cash and equivalents                             $10,600           $34,500        $284,000        $169,700
            Income tax refund receivable                       -                 -               -             234,500
            Other current assets                               9,600             3,400           2,800           7,600
                                                               -----             -----           -----           -----
                   Total current assets                       20,200            37,900         286,800         411,800

RECEIVABLES FROM UNCONSOLIDATED
      ENTITIES, net                                        8,915,600         9,534,700       9,556,000       9,961,400


INVESTMENTS IN UNCONSOLIDATED
      ENTITIES                                                94,400            42,800          58,500          67,900

PROPERTY AND EQUIPMENT, at cost:
            Condominium                                        -                 -               -             192,500
            Office furniture and equipment                    95,100            83,800          73,200          73,200
            Vehicles                                          25,000            25,000          25,000          25,000
                                                              ------            ------          ------          ------
                                                             120,100           108,800          98,200         290,700
            Accumulated depreciation                       (103,600)          (97,300)        (88,600)       (151,300)
                                                           --------           -------         -------        --------

                   Net property and equipment                 16,500            11,500           9,600         139,400
                                                              ------            ------           -----         -------

LAND OPTION COSTS                                            195,600           195,600           -               -
                                                             -------           -------           -----           -----


TOTAL ASSETS                                              $9,242,300        $9,822,500      $9,910,900     $10,580,500
                                                          ==========        ==========      ==========     ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                1994              1993            1992            1991
                                                                ----              ----            ----            ----
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                  $93,600           $56,300         $46,100         $52,000
      Notes payable, bank                                      -                 -               -             315,000
      Payable to Aristek Western Properties, Ltd.              -                 -              37,800           -
      Current maturities of long-term debt                    -                 93,500           4,600           5,500
                                                              ------            ------           -----           -----
                   Total current liabilities                  93,600           149,800          88,500         372,500


LONG-TERM DEBT, less current maturities:
      Unconsolidated entity                                7,154,500         7,154,500       7,154,500       7,154,500
      Other                                                   44,400            49,900          10,700         146,800

DEFERRED INCOME TAXES                                        200,000           287,000         330,000         315,000

DEFERRED PROFIT                                              488,500           488,500         488,500         488,500

OTHER LIABILITIES:
      Accrued interest, Aristek Properties, Ltd.               -               148,100         148,100         148,100
      Payable to unconsolidated entities                       3,400            50,800          47,700         239,500


COMMITMENTS AND CONTINGENCIES
      (Notes 1 and 8)

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value; 3,000,000
            shares authorized; none issued and
            outstanding                                        -                 -               -               -
      Common stock, $.001 par value; 15,000,000
            shares authorized; 10,484,000 shares
            issued and outstanding                            10,500            10,500          10,500          10,500
      Additional paid-in capital                           3,537,000         3,537,000       3,537,000       3,537,000
      Accumulated deficit                                (2,289,600)       (2,053,600)     (1,904,600)     (1,831,900)
                                                         ----------        ----------      ----------      ----------
                   Total stockholders' equity              1,257,900         1,493,900       1,642,900       1,715,600
                                                           ---------         ---------       ---------       ---------

TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $9,242,300        $9,822,500      $9,910,900     $10,580,500
                                                          ==========        ==========      ==========     ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                             1994           1993             1992            1991
                                                        --------------  -------------   -------------    ------------
REVENUES:
      Management and administrative fees from
            unconsolidated subsidiaries                       $244,600       $253,400        $424,300        $403,000
      Equity in earnings of unconsolidated entities             10,800         16,900             100          22,000
      Interest                                                  15,300         14,800          21,000         806,200

      Other, net                                                 -              -              16,300           1,800
                                                                 -----          -----          ------           -----
                                                               270,700        285,100         461,700       1,233,000
EXPENSES:
      General and administrative                               446,200        363,100         385,800         181,000
      Interest                                                   9,600          5,000          33,200         642,100

      Equity in losses of unconsolidated entities                8,900         33,100          10,200             700
      Impairment of investment in HILP                             300            300          28,700         198,500
      Provision for loss on related party receivables          128,700         75,600          61,500         280,700
                                                               -------         ------          ------         -------
                                                               593,700        477,100         519,400       1,303,000


LOSS BEFORE INCOME TAXES                                     (323,000)      (192,000)        (57,700)        (70,000)

INCOME TAX BENEFIT (PROVISION)                                  87,000         43,000        (15,000)         (4,500)
                                                                ------         ------        -------          ------


NET LOSS                                                    $(236,000)     $(149,000)       $(72,700)       $(74,500)
                                                            =========      =========        =========       ========

NET LOSS PER COMMON SHARE                                       $(.02)         $(.01)          $(.01)          $(.01)
                                                                =====          =====           =====           =====


WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                             10,484,000     10,484,000      10,484,000      10,484,000
                                                            ==========     ==========      ==========      ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992, AND 1991








                                                                                     ADDITIONAL
                                                 COMMON STOCK                         PAID-IN
                                    --------------------------------------
                                        SHARES               AMOUNT                   CAPITAL
                                    -------------     --------------------      --------------------
 BALANCES, January 1, 1991             10,484,000                  $10,500                $3,537,000


        Net loss                            -                        -                         -
                                            -----                    -----                     -----

 BALANCES, December 31, 1991           10,484,000                   10,500                 3,537,000

        Net loss                            -                        -                         -
                                            -----                    -----                     -----


 BALANCES, December 31, 1992           10,484,000                   10,500                 3,537,000

        Net loss                            -                        -                         -
                                            -----                    -----                     -----

 BALANCES, December 31, 1993           10,484,000                   10,500                 3,537,000


        Net loss                            -                        -                         -
                                            -----                    -----                     -----


 BALANCES, December 31, 1994           10,484,000                  $10,500                $3,537,000
                                       ==========                  =======                ==========




                                        ACCUMULATED

                                          DEFICIT                   TOTAL
                                    --------------------       ----------------
 BALANCES, January 1, 1991                $(1,757,400)         $1,790,100


        Net loss                          (74,500)             (74,500)
                                          -------              -------

 BALANCES, December 31, 1991              (1,831,900)          1,715,600

        Net loss                          (72,700)             (72,700)
                                          -------              -------


 BALANCES, December 31, 1992              (1,904,600)          1,642,900

        Net loss                          (149,000)            (149,000)
                                          --------             --------

 BALANCES, December 31, 1993              (2,053,600)          1,493,900


        Net loss                          (236,000)            (236,000)
                                          --------             --------


 BALANCES, December 31, 1994              $(2,289,600)         $1,257,900
                                          ===========          ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                -----------------------------------------------------------
                                                                     1994           1993           1992           1991
                                                                --------------  -------------  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(236,000)     $(149,000)      $(72,700)      $(74,500)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:

              Depreciation                                               6,300          8,700         13,100         24,000
              Equity in losses (earnings) of unconsolidated
                   entities, net                                       (1,900)         16,200         10,100       (21,300)
              Impairment of investment in HILP                             300            300         28,700        198,500
              Gain on sale of condominium                                -              -           (17,100)          -
              Provision for loss on related party receivables          128,700         75,600         61,500        280,700
              Deferred income taxes                                   (87,000)       (43,000)         15,000        343,000

          Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Accrued interest receivable - officer
                        and director                                  (15,300)       (13,100)       (15,400)       (13,000)
                   Income tax refund receivable                          -              -            234,500      (234,500)
                   Other assets                                        (6,100)          (700)          4,800         17,000
                   Receivables from unconsolidated entities             49,600         15,500       (97,600)      (549,300)

              Increase (decrease) in:
                   Accounts payable and accrued expenses                37,300       (27,600)         31,900       (49,400)
                   Income taxes currently payable                        -              -              -          (128,600)
                   Other                                                  -             3,100      (191,800)        192,100
                                                                          ----          -----      --------         -------
          Net cash provided by (used in) operating activities        (124,100)      (114,000)          5,000       (15,300)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash advances to unconsolidated entities                            (700)        (4,500)       (99,200)      (263,000)
     Collection of advances from unconsolidated entities               374,900         10,000        275,000        360,800
     Cash advance for land option                                        -           (35,000)          -              -
     Investment in unconsolidated entities                            (50,300)          (400)       (29,300)       (37,000)
     Cash advances to officer and director                           (113,400)       (62,500)       (33,900)      (107,900)
     Proceeds from sale of property and equipment                        -              -                900          -

     Purchase of equipment                                            (11,300)       (10,600)          -              (800)
                                                                      -------        -------           -----          ----
          Net cash provided by (used in) investing activities          199,200      (103,000)        113,500       (47,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under land option contract                              (88,400)       (27,700)          -              -
     Principal payments on long-term debt                             (10,600)        (4,800)        (4,200)        (4,800)
                                                                      -------         ------         ------         ------

          Net cash used in financing activities                       (99,000)       (32,500)        (4,200)        (4,800)
                                                                      -------        -------         ------         ------

NET INCREASE (DECREASE) IN CASH AND
     EQUIVALENTS                                                      (23,900)      (249,500)        114,300       (68,000)

CASH AND EQUIVALENTS, beginning of year                                 34,500        284,000        169,700        237,700
                                                                        ------        -------        -------        -------


CASH AND EQUIVALENTS, end of year                                      $10,600        $34,500       $284,000       $169,700
                                                                       =======        =======       ========       ========

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)



                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                -----------------------------------------------------------
                                                                     1994           1993           1992           1991
                                                                --------------  -------------  ------------- --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
          Cash paid for:
              Interest                                                 $11,000         $3,600         $2,700       $654,000
                                                                       =======         ======         ======       ========
              Income taxes                                              $-             $-             $-            $24,600
                                                                        ======         ======         ======        =======


SUPPLEMENTAL DISCLOSURE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
          Repayment of mortgage in connection with sale
              of condominium                                            $-             $-           $132,900         $-
                                                                        ======         ======       ========         ======
          Transfer of land owned by Grandview Club, Ltd.
              ("GCL") to pay off the Company's bank debt and
              satisfy receivable from GCL                               $-             $-           $315,000         $-
                                                                        ======         ======       ========         ======

          Obligation under land option contract                         $-           $160,600         $-             $-
                                                                        ======       ========         ======         ======
          Transfer certificate of deposit to satisfy debt
              obligation of unconsolidated entity                       $-             $-             $-         $5,300,000
                                                                        ======         ======         ======     ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        DECEMBER 31,
                                                                 ----------------------------------------------------------
                                                                      1994          1993            1992           1991
                                                                 -------------   -----------     -----------   ------------
 ORGANIZATION COSTS                                                   $166,900      $166,900        $166,900       $166,900

 ACCUMULATED AMORTIZATION                                            (166,900)     (166,900)       (155,800)      (122,400)
                                                                     --------      --------        --------       --------

 TOTAL ASSETS                                                           $-            $-             $11,100        $44,500
                                                                        ======        ======         =======        =======


                                              LIABILITIES AND PARTNERS' CAPITAL
                                              ---------------------------------


 LIABILITIES                                                            $-            $-              $-             $-
 PARTNERS' CAPITAL                                                       -             -              11,100         44,500
                                                                         -----         -----          ------         ------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $-            $-             $11,100        $44,500
                                                                        ======        ======         =======        =======

                            HOMEFREE INVESTORS L.P.

                            STATEMENTS OF OPERATIONS



                                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                            1994            1993           1992           1991
                                                       -------------   ------------   ------------    -----------
 REVENUE                                               $       -        $       -      $       -       $       -

 EXPENSES:
        Amortization of organization costs                     -             11,100         33,400          33,400
        General and administrative                             300              400         29,300          37,000
                                                       -----------      -----------    ------------    -----------

 NET LOSS                                              $      (300)     $   (11,500)   $   (62,700)    $   (70,400)
                                                       ===========      ===========    ===========     ===========

 NET LOSS PER LIMITED PARTNERSHIP
        INTEREST                                       $       -        $       -      $       -       $       -
                                                       ===========      ===========    ===========     ===========

 WEIGHTED AVERAGE LIMITED
        PARTNERSHIP INTERESTS OUTSTANDING               10,484,000       10,484,000     10,484,000      10,484,000
                                                       ===========      ===========    ===========     ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992, AND 1991




                                                                       GENERAL          LIMITED
                                                                       PARTNER*         PARTNERS          TOTAL
                                                                     ------------      ------------     -----------
BALANCES, January 1, 1991                                             $162,200          $ (84,300)        $ 77,900

       Partner's capital contributions                                  37,000                -             37,000
       Net loss                                                           (700)           (69,700)         (70,400)
                                                                      --------          ---------         --------


BALANCES, December 31, 1991                                            198,500           (154,000)          44,500

       Partner's capital contributions                                  29,300                -             29,300
       Net loss                                                           (600)           (62,100)         (62,700)
                                                                      --------          ---------         --------


BALANCE, December 31, 1992                                             227,200           (216,100)          11,100

       Partner's capital contributions                                     400                -                400
       Net loss                                                           (100)           (11,400)         (11,500)
                                                                      --------          ---------         --------

BALANCE, December 31, 1993                                             227,500           (227,500)            -

       Partner's capital contributions                                     300               -                 300
       Net loss                                                            -                 (300)            (300)
                                                                      --------          ---------         --------

BALANCE, December 31, 1994                                            $227,800          $(227,800)        $    -
                                                                      ========          =========         ========

________________________
* The General Partner's capital account is eliminated for purposes of the combined financial statements.





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                            STATEMENTS OF CASH FLOWS




                                                                                FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                1994           1993          1992           1991
                                                             ---------       ----------    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                              $(300)          $(11,500)     $(62,700)      $(70,400)
       Adjustments to reconcile net loss to net cash
              used in operating activities -
                 Amortization                                  -               11,100        33,400         33,400
                                                             -----           --------      --------       --------


              Net cash used in operating activities           (300)              (400)      (29,300)       (37,000)
                                                             -----           --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES -
       Capital contributions by general partner                300                400        29,300         37,000
                                                             -----           --------      --------       --------


NET CHANGE IN CASH                                             -                  -             -              -

CASH, beginning of year                                        -                  -             -              -
                                                             -----           --------      --------       --------


CASH, end of year                                            $ -             $    -        $ -            $    -
                                                             =====           ========      ========       ========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION:

       Paired Shares - Effective May 2, 1988, Homefree Village Resorts, Inc. and subsidiaries (the Company) and Homefree Investors L.P. (the Partnership), entered into a Pairing Agreement (the Agreement) which provided for the pairing of assignee limited partnership interests of the Partnership with shares of common stock of the Company. Subsequently, the Company funded a distribution of one assignee limited partnership interest of the Partnership for each share of common stock of the Company.

       The shares of the Company's common stock, par value of $.001 per share, and the assignee limited partnership interests, par value of $.001 per unit, are "paired" on a one-for-one basis and may only be transferred in units (Paired Shares) consisting of one share of common stock and one limited partnership interest.

       Continuing Operations - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Additionally, the Company has experienced a significant decrease in revenues over the last several years due to cash flow difficulties experienced by Aristek Properties Limited (APL), an investment of the Company of which it is also general partner (see Note
       3). APL has been unable to pay its management fee to the Company, as a result, the Company ceased accruing management fee revenues due from APL. The Company also has extended loans to help finance APL's operations, which has severely impacted the Company's liquidity. During 1994, the Company restructured debt arrangements with APL which provides that all of APL's available cash flow will be utilized to repay advances to the Company (see Note 8). As of December 31, 1994, the Company has a significant net receivable due from APL and is obligated to purchase the limited partners' interests in APL at a future date for a minimum of $530,000. Recovery of the Company's net receivable from and investment in APL is dependent upon further development of APL's underlying properties and for APL to ultimate achieve profitable operations on the sale of APL at a price in excess of its liabilities and partners investments.

       Management has also taken action in recent years to reduce costs, including staff reductions, relocation of the corporate offices, and contracting out its accounting and administrative support functions. In addition, the principal operating property of APL, Monte Vista I Joint Venture (Monte Vista), recently obtained an additional $450,000 in bank financing, and deferred the due date on its total bank debt of $4,500,000 until December 1998. Management believes that these actions will enable the Company to continue as a going concern.

       However, if the Company cannot ultimately achieve profitable operations, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of this uncertainty.

       Combined and Consolidated Financial Statements - The accompanying consolidated financial statements include the Company and its majority-owned subsidiaries. The combined financial statements include the accounts of the Partnership and the Company. All material intercompany balances and transactions have been eliminated. The Company's majority-owned subsidiaries are Resortparks of America, Inc.
       (RPA),

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



       which is 100% owned, and Homefree General Partners (HGP), which is 90% owned. The minority interest in HGP is not material.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Property, Furniture, and Equipment - Office furniture and equipment is recorded at cost. Depreciation is provided utilizing accelerated methods over the estimated useful lives of the related assets.

       Investments in Unconsolidated Entities - Investments in unconsolidated entities, which are all less than 20% owned, are accounted for by the equity method because of the significance of the Company's influence as general partner over operating and financial policies of its investees. The Company does not recognize losses in excess of its (investment including loans and advances) in unconsolidated entities.

       Organization Costs - Organization costs incurred in the formation of the Partnership were amortized using the straight-line method over five years.

       Expenses - Costs of office space and certain employee salaries, shared by the corporation and affiliated entities, are borne by the entity utilizing the service.

       Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the net change in the deferred tax asset and liability accounts.

       No provision for federal and state income taxes or related benefits has been made for the Partnership since the partnership's taxable income or loss is required to be reported in the income tax returns of the partners. The provision for income taxes will not bear a normal relationship to pre-tax operating results on a combined basis, since no provision for income taxes has been made for the Partnership.

       Income (Loss) Per Share - The computation of net income (loss) per share is based on the weighted average number of shares of common stock and equivalent paired shares outstanding during the respective years. The effect of outstanding stock options on the computation of net income
       (loss) per share is antidilutive for all periods presented.

       Cash and Equivalents - For purposes of the Statements of Cash Flows, the Company and the Partnership consider cash and equivalents to include all highly liquid debt instruments purchased with a maturity of three months or less.

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



3.     INVESTMENTS IN UNCONSOLIDATED ENTITIES:

       APL was formed in 1976 and the Company is the sole general partner with a 1% general partner interest and a 2.3% limited partner interest. As general partner of APL, the Company has a 30% residual interest which entitles it to receive 30% of all excess cash flow from operations and net proceeds from the refinancing or sale of properties. APL's principal asset was a 60% joint venture interest in the Monte Vista I Joint Venture ("MVIJV"). Aristek Western Properties Limited Partnership ("AWP") owned the remaining 40% joint venture interest until December 1993 when APL increased its ownership to 99% and the company acquired the remaining 1% interest. MVIJV owns an adult recreational community containing 832 sites for recreational homes.

       As summarized in Notes 5 and 8, the Company has entered into significant transactions with APL, resulting in $8.9 million of net receivables and $7.2 million of long-term debt at December 31, 1994 (see Notes 5 and 8). Due to significant uncertainties about the collectibility of the net receivables from APL, the Company suspended recording interest income, interest expense, and management fees effective January 1, 1992. As of December 31, 1994, APL owed the Company an additional $1.3 million, which represents the net amount of such items which are not recorded in the accompanying financial statements.

       Effective June 30, 1994, the partners of APL consented to a restructuring of the intercompany loans whereby all of APL's excess cash flow will be utilized to repay outstanding advances. The interest rate was reduced from 8.1% to 7%, and the maturity date was extended to June 30, 1998. The parties to the intercompany loans agreed to provide set-off rights in the event of a default with respect to either the restructured notes or the underlying debt of MVIJV. APL also agreed to pay additional interest equal to 75% of the net proceeds from a refinancing or sale of the Monte Vista property, after repayment of all liabilities. In connection with the restructuring, the holders of 26.5 limited partner units of APL agreed to provide the Company with an option to purchase their units for a minimum purchase price of $20,000 per unit or a total of approximately $530,000. Based on an appraisal of the Monte Vista property which is required to be prepared at the date the Company exercises its option, the Company may be required to pay a higher price per unit. The Company is required to exercise its option between January 1, 1997 and November 30, 1998.

       Unaudited condensed balance sheets and operating statements of APL are presented below (in thousands).


                                                BALANCE SHEETS
                                                --------------
                                                                          DECEMBER 31,
                                                   -----------------------------------------------------------
                                                      1994            1993             1992            1991
                                                   ----------    -------------     ------------    -----------
ASSETS:

  Properties, net of depreciation                  $ 6,882        $7,266           $ 8,012         $ 8,467
  Receivable from the Company                        7,154         7,154             7,154           7,154
  Other notes and interest receivable                  590           743             5,034           4,968
  Cash and temporary cash investments                  852           518               243             305
  Other assets                                       1,071         1,311             1,293           1,259
                                                   -------       -------           -------         -------
                                                   $16,549       $16,992           $21,736         $22,153
                                                   =======       =======           =======         =======

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



                                                                          DECEMBER 31,
                                                   -----------------------------------------------------------
                                                   1994            1993             1992            1991
                                                  ----------    -------------     ------------    -----------
LIABILITIES AND PARTNERS' DEFICIT:
  Mortgages and notes payable on properties       $ 4,493       $ 4,050           $ 8,545         $ 8,612
  Payable to the Company                            9,901        10,346            10,342          10,498
  Deferred profit on sale of properties             6,359         6,359            11,833          12,275
  Other liabilities                                 2,157         2,606             2,210           1,141
  Minority liabilities                                -             403               734           1,018
  Partners' deficit                                (6,361)       (6,772)          (11,928)        (11,391)
                                                  -------        ------           --------        --------
                                                  $16,549       $16,992           $ 21,736        $ 22,153
                                                  =======       =======           ========        ========

                            STATEMENTS OF OPERATIONS


                                                                    YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------

                                                      1994            1993             1992            1991
                                                   ----------    -------------     ------------    -----------
Rentals and other operating income                 $1,903        $1,837            $1,692          $1,827
Gain on sale of properties                            -           4,232               442             426
Interest and other income                              31           225             1,030           1,174
Gain from debt forgiven by the Company                -             -                 -             1,300
                                                   ------         -----             -----           -----
            Total                                   1,934         6,294             3,164           4,727
Expenses:
  Operating                                        (1,615)       (1,621)           (1,881)         (1,743)
  Interest                                          (363)          (446)           (1,446)         (1,588)
  Depreciation and amortization                     (630)          (634)             (631)           (483)
Minority interest                                     -             331               285            (298)
                                                   ------        ------            ------          ------

Net income (loss)                                  $(674)        $3,924            $ (509)         $  615
                                                   ======        ======            ======          ======


The Company also owns a 2.6% interest in AWP and is the general partner. AWP is a limited partnership with investments in real estate. Until 1994, the Company owned a 2.0% general partner interest in Grandview Club Ltd. (Grandview Club). The primary property held by Grandview Club was foreclosed on by a bank in 1991 and the partnership's affairs were concluded in 1994 when all remaining assets were liquidated.

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS





4.    INCOME TAXES:

      For income tax reporting purposes, the Company and RPA file a consolidated return.

      The Company adopted the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109) effective January 1, 1991. Financial statements of prior years have not been restated to apply the new method retroactively. The cumulative effect of the change in accounting method had no material effect on net loss for the year ended December 31, 1991.

      Deferred income taxes relate exclusively to long-term assets and liabilities and consist of the following as of December 31, 1994:


   Deferred tax assets (liabilities):
      Notes receivable - installment sales                             $(509,000)
      Partnership basis differences                                     (133,000)
      Receivable reserves                                                547,000
      Net operating loss carryforwards                                    65,000

      Other                                                                7,000
                                                                       ---------
            Net                                                          (23,000)

   Valuation allowance related to deferred tax                          (177,000)
                                                                       ---------
      assets

                                                                       $(200,000)
                                                                       =========



The composition of income tax benefit (expense) for the years ended December 31, is as follows:


                                                     1994             1993             1992              1991
                                                 -------------    ------------     -------------     -------------
     Current                                     $   -            $   -            $    -            $ 338,500
     Deferred                                     87,000           43,000           (15,000)          (343,000)
                                                 -------          -------          --------           --------

             Total                               $87,000          $43,000          $(15,000)         $ (4,500)
                                                 =======          =======          ========          ========

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



   Following is a reconciliation of the Company's effective tax rate on consolidated income (loss) to the statutory U.S. Federal income tax rate for the years ended December 31:

                                                                   1994           1993          1992        1991
                                                                ---------       ---------    ---------    ---------
              Statutory rate                                    (34)%           (34)%        (34)%        (34)%
              State taxes, net of Federal benefit                (3)             (3)          (3)          (3)

              Graduated tax rates                                 -               3           18           16
              Change in valuation allowance                      10              12           45           27
              Non-deductible expenses                             -               -            -            -
                                                                ---             ---          ---          ---
                  Effective tax rate                            (27)%           (22)%         26%           6%
                                                                ===             ===          ===          ===


        As of December 31, 1994, the Company and RPA had a tax net operating loss carryforward of $_______. This loss carryforward will expire in 2006 through 2009 if not utilized to offset future taxable income of the Company and RPA.


5.      LONG-TERM DEBT:

        Long-term debt consists of the following:

                                                                                    DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                              1994              1993            1992             1991
                                                          ---------------  ---------------  --------------   --------------
       Restructured  note payable - APL, interest at 7%,
       due June 1998.                                     $7,154,500       $   -          $   -               $     -

       Note payable  - APL,  interest at  8.10%, payable
       quarterly, principal due in April 1995.                 -          7,154,500        7,154,500           7,154,500

       Contract payable  for purchase  of land, interest
       imputed at  12%, principal payments of $88,400 in
       1994 and $44,400 in 1996.                              44,400        132,800           -                   -

       Note payable  to financial institution,  interest
       at  10.75%,  payable  in  monthly  principal  and
       interest payments of $500  through December  1995
       collateralized by vehicle.                              -             10,600          15,300              19,400

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS




         Mortgage note payable, interest at 11.4%.         -                -                -                   132,900

         Note payable, bank, interest at 10%.              -                -                -                   315,000
                                                           -----            -----            -----            -------

                  Total                                     7,198,900        7,297,900        7,169,800        7,621,800

         Less current maturities                           -                   (93,500)         (4,600)          (5,500)
                                                           -----            -------          ------           ------


                                                           $7,198,900       $7,204,400       $7,165,200       $7,616,300
                                                           ==========       ==========       ==========       ==========


   The scheduled annual principal reductions of long-term debt are as follows:

                  Year Ending December 31,
                  ------------------------
                              1996                                 $   44,400
                              1998                                  7,154,500
                                                                   ----------

                              Total                                $7,198,900
                                                                   ==========


6.    STOCK INCENTIVE PLANS:

      The Company has a stock option plan which enables officers and employees of the Company to purchase shares of common stock at its fair market value on the date of the grant. The Company has reserved a total of 1,250,000 shares for options which may be granted under the plan.
      Options may be exercised for a maximum term of ten years after the date of grant. At December 31, 1994, all options previously granted under the Plan had expired.

      The Company also has a stock appreciation rights plan, whereby up to 250,000 rights may be awarded to certain directors, officers and employees. The plan entitles the holder of the rights to receive upon redemption, the increase, if any, of the market value of the Company's common stock at the redemption date over the market value at date of grant. Each right has a maximum term of ten years after the date of grant. One right is deemed the equivalent of one share of common stock. No rights have been granted as of December 31, 1994.

      The Company's Profit Sharing Plan and Trust was discontinued and dissolved during the first quarter of 1991. No contributions were made for the year ended December 31, 1991.

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



7.    LAND OPTION COSTS:

      In October 1993, the Company entered into an option agreement for the purchase of a parcel of land which is adjacent to property owned by APL. Under the option agreement, the Company paid $38,200 for the option and agreed to loan an additional $125,000 to the seller. The option was originally exercisable until April 1, 1995 through the payment of an additional $46,800 and the application of the $125,000 loan to the purchase price. In March 1995, the parties agreed to extend the exercise period through May 1, 1996.

      At December 31, 1994 and 1993, the Company recorded the total payments required to purchase the land as land option costs in the accompanying balance sheets. The required payments were discounted at 12% to arrive at a total cost for the land of $195,600.


8.    RELATED-PARTY TRANSACTIONS:

      Receivables from unconsolidated entities consist of the following:

                                                                                    DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                               1994            1993             1992             1991
                                                         ---------------  --------------  ---------------  ----------------
      Receivables from APL and its subsidiaries:
          Notes receivable, 8.1%, interest due
          quarterly, extended due date for repayment
          of principal:
                  April 1995                             $-               $5,300,000      $5,300,000       $5,300,000
                  March 1995                             -                3,317,800       3,317,800        3,317,800
                  December 1994                          -                94,400          94,400           94,400
          Accrued interest receivable                    -                180,300         180,300          180,300
          Non-interest bearing advances                  -                1,453,000       1,449,700        1,605,800
          Restructured notes receivable, 7%, due June
          1998                                           9,901,100        -               -                -
                                                         ---------        -----           -----            -----

                  Total                                  9,901,100        10,345,500      10,342,200       10,498,300


          Less allowance for doubtful accounts           (1,000,000)      (1,000,000)     (1,000,000)      (1,000,000)
                                                         ----------       ----------      ----------       ----------
                  Net                                    8,901,100        9,345,500       9,342,200        9,498,300
                                                         ---------        ---------       ---------        ---------


          Receivable from Grandview Club,
          collateralized by land in 1991                 -                353,000         362,000          678,000
          Less allowance for doubtful accounts           -                (228,400)       (228,400)        (228,400)
                                                         -----            --------        --------         --------
                  Net                                    -                124,600         133,600          449,600
                                                         -----            -------         -------          -------

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



                                                                                    DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                               1994            1993             1992             1991
                                                         ---------------  --------------  ---------------  ----------------
          Other receivables, unsecured:
                  Advances to AWP                        3,600            40,800          23,200           13,500
                  Advances to Monte Vista                10,900           23,800          57,000           -
                                                         ------           ------          ------           -----


                  Total                                  $8,915,600       $9,534,700      $9,556,000       $9,961,400
                                                         ==========       ==========      ==========       ==========

      In 1990, the Company entered into two separate like-kind exchange transactions with APL. In one transaction, the Company conveyed land to APL in return for cash and a note receivable for $3,317,800. The Company has deferred the gain of $488,500 on this transaction until sufficient cash payments are received by the Company on the note to qualify the transaction as a sale. In the second transaction, APL conveyed land to the Company in return for cash and a note payable of $7,154,500 (see Note
      5). Also, in connection with this second transaction, the Company advanced (by delivering a certificate of deposit) $5,300,000 in the form of a note receivable to APL to enable APL to pay off bank debt it had on this property. The Company also made non-interest bearing advances to APL to enable it to finance its operating needs.

      The collection of notes receivable and non-interest bearing advances from APL is dependent upon future events, including the ability of Monte Vista to develop certain additional land in a manner which will provide APL with a return of its capital after the repayment of loans made to Monte Vista. At December 31, 1990, management provided an allowance of $1,400,000 and $900,000 against these notes receivable and advances, respectively, due to the uncertainty of the successful outcome of this development project. In 1991, because of reservations regarding the ability of APL to continue operations with its existing debt level, $1,300,000 of the obligation from APL was forgiven by the Company with a corresponding reduction in the allowance previously provided.

      Receivable from Officer and Administrative Fees - At December 31, 1994, the Company has a note receivable from the Company's president for $520,900. Due to the uncertainty of collection, the Company recognized a provision for loss equal to the annual cash advances plus accrued interest. The total loss recognized in the Company's statements of operations amounted to $128,700, $75,600, $61,500, and $280,700 for the years ended December 31, 1994, 1993, 1992, and 1991, respectively.

      Pursuant to the Homefree Investors Limited Partnership Agreement, the Partnership is liable to pay an annual administrative fee of $75,000 per year to HGP, which in turn pays this fee to a general partner of HGP, which is an entity owned 100% by the president of the Company. Such administrative fee is not payable until the earlier of the date that, in the opinion of the general partners, the Partnership has sufficient cash to pay the fee without jeopardizing the Partnership or the Company, or upon liquidation of the Partnership. Due to the lack of operations and cash flows of the Partnership, no amounts are reflected in the accompanying financial statements. The total amount payable under this arrangement, is $582,800 including interest through December 31, 1994. In the event that the administrative fee is paid in the future, the Company's president has committed to utilize the proceeds to repay the receivables from officer discussed above. Since the

                      HOMEFREE VILLAGE RESORTS, INC.  AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



      Company has already provided an allowance for loss on the receivables from the president, the future payment of the administrative fee would only result in a charge to operations to the extent by which such payment exceeds the receivables.

      Revenues - The Company and its corporate subsidiaries serve as a real estate advisor, developer, manager and marketing agent and perform certain administrative functions for related entities. The Company's principal sources of revenue are fees, commissions and cash flow participation from properties under its supervision (see Note 3).


9.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

      In March 1995, the Financial Accounting Standards Board issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and establishes standards for determining impairment of long- lived assets, such as the Company's land option costs. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, management estimates that the application of the new standard would not have a material impact on the Company's 1994 financial statements. The Company has not yet determined when it will adopt the new standard.


10.   PRIOR PERIOD ADJUSTMENTS:

      The Company has restated its previously issued financial statements for the years ended December 31, 1993, 1992, and 1991. The Company's combined and consolidated financial statements were restated to reflect adjustments to record a provision for loss on the receivable from an officer and director as discussed in Note 8, to correct the allowance for bad debts for other receivables, and to record the obligation under the land option contract discussed in Note 7. Additionally, the consolidated financial statements were adjusted to recognize impairment of the Company's investment in the Partnership. Presented below is a summary of the impact of these adjustments on the previously reported results of operations:

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS


                                                  1993                         1992                        1991
                                       --------------------------   -------------------------   -------------------------
                                         COMBINED    CONSOLIDATED    COMBINED    CONSOLIDATED    COMBINED    CONSOLIDATED
                                       -----------   ------------   ----------   ------------   ----------   ------------
Income (loss) before income taxes:
 As previously reported                $(118,900)    $(107,400)     $(61,500)    $600           $252,900     $322,600
 Adjustments, net                      (84,200)      (84,600)       (29,600)     (58,300)       (194,100)    (392,600)
                                       -------       -------        -------      -------        --------     --------
        As restated                    $(203,100)    $(192,000)     $(91,100)    $(57,700)      $58,800      $(70,000)
                                       =========     =========      ========     ========       =======      ========

Net income (loss):

 As previously reported                $(79,200)     $(67,700)      $(61,500)    $600           $121,400     $191,100
 Adjustments, net                      (80,900)      (81,300)       (44,600)     (73,300)       (67,100)     (265,600)
                                       -------       -------        -------      -------        -------      --------
        As restated                    $(160,100)    $(149,000)     $(106,100)   $(72,700)      $(54,300)    $(74,500)
                                       =========     =========      =========    ========       ========     ========

Net loss per paired share:
 As previously reported                $(.01)        $(.01)         $(.01)       $-             $(.01)       $.02

 Adjustments, net                      (.01)         -              -            (.01)          -            (.03)
                                       ----          ----           ----         ----           ----         ----
        As restated                    $(.02)        $(.01)         $(.01)       $(.01)         $(.01)       $(.01)
                                       =====         =====          =====        =====          =====        =====