Form 10-Q
period 1995-03-31
HOMEFREE VILLAGE RESORTS INC
filed 1995-06-30
CIK 65291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1995
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 1-8927              Commission File Number:    0-16156
    (formerly 0-6627)

HOMEFREE VILLAGE RESORTS, INC.              HOMEFREE INVESTORS L.P.
(Exact name of registrant as specified      (Exact name of registrant as
in its charter                              specified in its charter)

           Delaware                                     Delaware
(State or other jurisdiction of             (State or other jurisdiction of
incorporation or organization)              incorporation or organization)

          37-0959405                                   84-1062287
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard                  1400 S. Colorado Boulevard
Denver, Colorado 80222                      Denver, Colorado 80222
(Address of principal executive offices,    (Address of principal executive
including zip code)                         offices, including zip code)

        (303) 757-3002                              (303) 757-3002
(Registrant's telephone number,             (Registrant's telephone number,
including area code)*                       including area code)*


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                           YES           NO   X
                                               -----        -----

Indicate the number of shares and interests outstanding of each of the issuers' classes of common stock or partnership interests, respectively, as of the close of business on June 26, 1995:

Homefree Village Resorts, Inc.       Common Stock $.001 Par Value                  10,483,982
Homefree Investors L.P.              Assignee Limited Partnership Interest         10,483,982

N/A
(former name, former address and former fiscal year, if changed since last report)

           HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.

                                     INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements

         COMBINED
                      Combined Balance Sheets --
                        March 31, 1995 and December 31, 1994                       2

                      Combined Statements of Operations --
                        Three Months ended March 31, 1995 and 1994                 4

                      Combined Statements of Cash Flows --
                        Three Months ended March 31, 1995 and 1994                 5

         THE COMPANY
                      Consolidated Balance Sheets --
                        March 31, 1995 and December 31, 1994                       6

                      Consolidated Statements of Operations --
                        Three Months ended March 31, 1995
                        and 1994                                                   8

                      Consolidated Statements of Cash Flows --
                        Three Months ended March 31, 1995 and 1994                 9

         THE PARTNERSHIP

                      Balance Sheets -- March 31, 1995 and
                        December 31, 1994                                          10

                      Statements of Operations -- Three Months
                        ended March 31, 1995 and 1994                              11

                      Statements of Cash Flows --
                        Three Months ended March 31, 1995 and 1994                 12

Notes to Financial Statements                                                      13

         Item 2. Management's Discussion and Analysis                              15
                      of Financial Condition and Results
                      of Operations

PART II.              OTHER INFORMATION                                            17

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                               March 31,           December 31,
                                                                  1995                 1994
                                                              ----------           ------------
CURRENT ASSETS:                                                (unaudited)
   Cash and cash equivalents                                   $   14,400           $   10,600
   Other current assets                                            27,100                9,600
                                                               ----------           ----------
       Total current assets                                        41,500               20,200
RECEIVABLES FROM UNCONSOLIDATED
   ENTITIES, net                                                8,797,700            8,915,600
INVESTMENTS IN UNCONSOLIDATED
   ENTITIES                                                        94,900               94,400

PROPERTY, FURNITURE AND EQUIPMENT, at cost
   Office furniture and equipment                                  98,500               95,100
   Vehicles                                                        25,000               25,000
                                                               ----------           ----------
                                                                  123,500              120,100
   Accumulated depreciation                                      (105,200)            (103,600)
                                                               ----------           ----------
     Net property and equipment                                    18,300               16,500
                                                               ----------           ----------
OTHER ASSETS
   Land option costs                                              195,900              195,600
TOTAL ASSETS                                                   $9,148,300           $9,242,300
                                                               ==========           ==========





See Notes to Financial Statements.               2

            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

                                                                              March 31,         December 31,
                                                                                 1995               1994
                                                                             -----------        ------------
                                                                             (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                                                                $    88,700         $    93,600
LONG TERM DEBT, less current maturities:
   Unconsolidated entity                                                       7,154,500           7,154,500
   Other                                                                          44,400              44,400
DEFERRED INCOME TAXES                                                            169,700             200,000
DEFERRED PROFIT                                                                  488,500             488,500
OTHER LIABILITIES                                                                  3,400               3,400
STOCKHOLDER'S EQUITY AND PARTNERS'
   DEFICIT:
   Preferred stock, $1.00 par value;
     3,000,000 shares authorized; none issued and outstanding
   Common stock, $.001 par value;
     15,000,000 shares authorized; 10,484,000 shares issued and
     outstanding                                                                  10,500              10,500
   Additional paid-in capital                                                  3,537,000           3,537,000
   Accumulated deficit                                                        (2,110,500)         (2,061,800)
   Partners' deficit - limited partners                                         (237,900)           (227,800)
                                                                             -----------         -----------
       Total stockholders' equity and partners' deficit                        1,199,100           1,257,900
                                                                             -----------         -----------
TOTAL LIABILITIES, STOCKHOLDERS' EQUITY
      AND PARTNERS' DEFICIT                                                  $ 9,148,300         $ 9,242,300
                                                                             ===========         ===========





See Notes to Financial Statements.               3

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                       COMBINED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                     -------------------------------------
                                                                       March 31,               March 31,
                                                                          1995                    1994
                                                                     -------------           -------------
                                                                                  (unaudited)
 REVENUES:
    Management and administrative fees from
     unconsolidated entities                                         $    72,000             $    60,800
    Equity in earnings of unconsolidated entities                          2,200                    --
    Interest                                                               5,800                   3,800
                                                                     -----------             -----------
                                                                          80,000                  64,600
 EXPENSES:
    General and administrative                                           167,300                  96,900
    Interest                                                                --                       300
    Equity in losses of unconsolidated entities                            1,800                    --
    Other                                                                   --                     2,800
                                                                     -----------             -----------
                                                                         169,100                 100,000

 LOSS BEFORE INCOME TAXES                                                (89,100)                (35,400)
 INCOME TAX BENEFIT                                                       30,300                  13,100
                                                                     -----------             -----------
 NET LOSS                                                            $   (58,800)            $   (22,300)
                                                                     ===========             ===========
 NET LOSS PER PAIRED SHARE                                           $      (.01)            $      --
                                                                     ===========             ===========
 WEIGHTED AVERAGE PAIRED SHARES
   OUTSTANDING                                                        10,484,000              10,484,000
                                                                     ===========             ===========

See Notes to Financial Statements.               4

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                       COMBINED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                    --------------------------------------
                                                                      March 31,                March 31,
                                                                         1995                    1994
                                                                    ------------             -------------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $(58,800)                $(22,300)
   Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
   Depreciation and Amortization                                         1,600                    3,600
   Equity in losses (earnings) of unconsolidated entities,
       net                                                                (400)                      --
   Deferred income taxes                                               (30,300)                 (13,100)
   Changes in operating assets and liabilities:
     Decrease (increase) in:

     Other assets                                                        2,300                   34,700
     Increase (decrease) in:
       Other note receivable                                               (--)                 (50,000)
       Accounts payable and accrued expenses                            (4,900)                  10,700
       Other                                                                --                      100
                                                                      --------                 --------
     Net cash used in operating
     activities                                                       $(90,500)                $(36,300)
                                                                      --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated entities                                    --                    2,900
   Collection of advances from unconsolidated entities                 117,800                   94,800
       Receivable from officer and director                            (20,100)                 (71,100)
   Purchase of property, furniture and equipment                       ( 3,400)                  (1,900)
                                                                      --------                 --------
   Net cash provided by investing activities                           (94,300)                  24,700)
                                                                      --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                     --                   (1,300)
                                                                      --------                 --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                         3,800                  (12,900)
CASH AND CASH EQUIVALENTS,
beginning of period                                                     10,600                   34,500
                                                                      --------                 --------
CASH AND CASH EQUIVALENTS,
end of period                                                         $ 14,400                 $ 21,600
                                                                      ========                 ========





See Notes to Financial Statements.               5

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 March 31,          December 31,
                                                                    1995                1994
                                                                -----------         ------------
                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                    $   14,400           $   10,600
   Other current assets                                             27,100                9,600
                                                                ----------           ----------
       Total current assets                                         41,500               20,200
RECEIVABLES FROM UNCONSOLIDATED
  ENTITIES, net                                                  8,797,700            8,915,600
INVESTMENTS IN UNCONSOLIDATED ENTITIES                              94,900               94,400
PROPERTY AND EQUIPMENT, at cost:
   Office furniture and equipment                                   98,500               95,100
   Vehicles                                                         25,000               25,000
                                                                ----------           ----------
                                                                   123,500              120,100
   Accumulated depreciation                                       (105,200)            (103,600)
                                                                ----------           ----------
     Net property and equipment                                     18,300               16,500
LAND OPTION COSTS                                                  195,900              195,600
                                                                ----------           ----------
TOTAL ASSETS                                                    $9,148,300           $9,242,300
                                                                ==========           ==========





See Notes to Financial Statements.               6

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  --------------------------------
                                                                                   March 31,         December 31,
                                                                                      1995               1994
                                                                                  ----------         -------------
                                                                                  (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $    88,700         $    93,600
LONG TERM DEBT, less current maturities:
   Unconsolidated entity                                                            7,154,500           7,154,500
   Other                                                                               44,400              44,400
DEFERRED INCOME TAXES                                                                 169,700             200,000
DEFERRED PROFIT                                                                       488,500             488,500
OTHER LIABILITIES                                                                       3,400               3,400

Stockholders' equity:
   Preferred stock, $1.00 par value;
     3,000,000 shares authorized,  none issued and outstanding                           --                  --
   Common stock, $.001 par value;
     authorized 15,000,000 shares; issued and outstanding 10,484,000
     shares                                                                            10,500              10,500
   Additional paid-in capital                                                       3,537,000           3,537,000
   Accumulated deficit                                                             (2,348,400)         (2,289,600)
                                                                                  -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                          1,199,100           1,257,900
                                                                                  -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 9,148,300         $ 9,242,300
                                                                                  ===========         ===========


See Notes to Financial Statements.               7

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                 ------------------------------
                                                                 March 31,            March 31,
                                                                    1995                 1994
                                                                 ---------            ---------
                                                                          (unaudited)
REVENUES:
   Management and administrative fees from
     unconsolidated entities                                   $    72,000           $    60,800
   Equity in earnings of unconsolidated entities                     2,200                  --
   Interest                                                          5,800                 3,800
                                                               -----------           -----------
                                                                    80,000                64,600
EXPENSES:
   General and administrative                                      157,200                96,900
   Interest                                                           --                     300
   Equity in losses of unconsolidated entities                       1,800                  --
   Impairment of investment in HILP                                 10,100                  --
   Other                                                              --                   2,800
                                                               -----------           -----------
                                                                   169,100               100,000
LOSS BEFORE INCOME TAXES                                           (89,100)              (35,400)
INCOME TAX BENEFIT                                                  30,300                13,100
NET LOSS                                                       $   (58,800)          $   (22,300)
                                                               ===========           ===========
NET LOSS PER COMMON SHARE                                      $      (.01)          $      --
                                                               ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                           10,484,000            10,484,000
                                                               ===========           ===========





See Notes to Financial Statements.               8

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                            ------------------------------
                                                                              March 31,         March 31,
                                                                                 1995              1994
                                                                            -------------      -----------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (58,800)          $ (22,100)
   Adjustments to reconcile net earnings
     to net cash used in by operating
     activities:
   Depreciation and amortization                                                 1,600               3,600
   Equity in losses (earnings) ofunconsolidated entities                          (400)               --
   Deferred income taxes                                                       (30,300)            (13,100)
   Impairment of investment in HILP                                             10,100                --
   Changes in operating assets and
     liabilities:

     Other assets                                                                2,300              34,700
     Other notes receivable                                                       --               (50,000)
     Accounts payable and accrued expenses                                       4,900              10,500
     Income taxes currently payable                                               --                  --
     Other liabilities                                                            --                   100
                                                                             ---------           ---------
     Net cash used in operating activities                                   $(100,500)          $(107,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated entities                                       (10,100)              2,900
   Collection of advances from unconsolidated entities                         117,800              94,800
     Receivables from officer                                                  (20,100)            (71,100)
   Purchase of property, furniture and equipment                                (3,400)             (1,900)
                                                                             ---------           ---------
   Net cash provided by investing activities                                 $ (84,200)          $  24,700
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                           --                (1,300)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               3,800             (12,900)
CASH AND CASH EQUIVALENTS,
  beginning of period                                                           10,600              34,500
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS,
  end of period                                                              $  14,400           $  21,600
                                                                             =========           =========





See Notes to Financial Statements.               9

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                                 BALANCE SHEETS

                                                           March 31,          December 31,
                                                              1995                1994
                                                         -------------       --------------
                                                          (unaudited)
 ORGANIZATION COSTS                                        $166,900             $166,900
 ACCUMULATED COSTS                                          166,900              166,900
                                                           --------             --------

 LIABILITIES                                               $   --               $   --
 PARTNERS' CAPITAL                                             --                   --
                                                           --------             --------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $   --               $   --
                                                           ========             ========





See Notes to Financial Statements.               10

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                            STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                                March 31,        March 31,
                                                                  1995             1994
                                                              ------------     -------------
                                                                        (unaudited)
 REVENUE                                                      $      --            $      --

 GENERAL AND ADMINISTRATIVE EXPENSES                               10,100                  200
                                                              -----------          -----------

 NET LOSS                                                     $   (10,100)         $      (200)
                                                              ===========          ===========

 NET LOSS PER LIMITED PARTNERSHIP INTEREST                    $      --            $      --
                                                              ===========          ===========

 WEIGHTED AVERAGE LIMITED PARTNERSHIP
    INTERESTS OUTSTANDING                                      10,484,000           10,484,000
                                                              ===========          ===========






See Notes to Financial Statements.               11

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                            STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                   March 31,              March 31,
                                                                      1995                   1994
                                                                 ------------            -----------
                                                                              (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(10,100)               $(200)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Increase in Accounts Payable                                      --                    200
                                                                   --------                -----
    Net cash used in operating
       activities                                                   (10,100)                  --
                                                                   --------                -----

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions by general partner                         10,100                   --
                                                                   --------                -----
 NET CHANGE IN CASH                                                    --                     --
 CASH, beginning of period                                             --                     --
 CASH, end of period                                               $   --                  $  --
                                                                   ========                =====





See Notes to Financial Statements.               12

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A.       COMBINED, CONSOLIDATED AND SEPARATE FINANCIAL STATEMENTS

Reference is made to Note 2 of the Financial Statements included in the Joint Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management of the Company and the Partnership, the accompanying unaudited combined, consolidated and separate financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, the results of operations and the cash flows for the three months ended March 31, 1995.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. It is suggested that the above combined, consolidated and separate financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and the Partnership's Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the operating results for the Company and the Partnership for the full year.

The combined financial statements include the accounts of the Partnership and of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

B.       PAIRING PLAN

The Assignee Limited Partnership interests in the Partnership ("Partnership Shares") and the shares of Common Stock of the Company are paired on a share-for-share basis. The shares can be transferred and traded only in units ("Paired Shares") consisting of the same number of Partnership Shares and shares of Common Stock of the Company.





See Notes to Financial Statements.               13

C.       RELATED PARTY TRANSACTIONS

The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the amount of $541,000 at March 31, 1995. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under this note during fiscal 1995 was $541,000. During 1994, the Company recorded a provision for losses of $520,900 associated with this note.





See Notes to Financial Statements.               14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Company

Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

Management believes that the March 31, 1995 cash balances and the projected operating results of the Monte Vista project will be sufficient to meet the liquidity needs of the Company.

Partnership

At present, the Partnership has no liabilities and conducts no business and thus has no capital needs. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.





See Notes to Financial Statements.               15

RESULTS OF OPERATIONS

Company

Three Months Ended March 31, 1995 Compared to Three Months
Ended March 31, 1994

Total revenues for the three months ended March 31, 1995 were $80,000 as compared to $64,600 for the three months ended March 31, 1994. The increase ($15,400) was attributable principally to an increase in administrative fees.

Total expenses for the three months ended March 31, 1995, exceeded first quarter results for 1994 by $69,100 principally as a result of an increase in general and administrative expenses and a further provision for impairment of investment in Homefree Investors, Ltd. (HILP) partnership of $10,100. The net investment in HILP was considered to be impaired since the partnership has not commenced its planned operations. General and administrative expenses for the three months ended March 31, 1995 increased above first quarter 1994 levels principally because of an increase in external audit and accounting fees and employee compensation.

The effective income tax rate used for purposes of determining the income tax benefit with respect to the three months ended March 31, 1995 and 1994 is 34% and 37%, respectively, based on the projected annual effective tax rates for such fiscal years.

Partnership

The Partnership has not commenced its planned operations.





See Notes to Financial Statements.               16

                          PART II.  OTHER INFORMATION


Item 1.          Legal Proceedings

                 Not Applicable.

Item 2.          Changes in Securities

                 Not Applicable.

Item 3.          Defaults Upon Senior Securities

                 Not Applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                 Not Applicable.

Item 5.          Other Information

                 Not Applicable.

Item 6.          Exhibits and Reports on Form 8-K

                 a.   Exhibits -
                      Exhibit 27 - Financial Data Schedule
                 b. No reports on Form 8-K were filed during the period covered by this report.





See Notes to Financial Statements.               17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated:


HOMEFREE VILLAGE RESORTS, INC.                   HOMEFREE INVESTORS L.P.
- ------------------------------                   ------------------------------
Registrant (the "Company")                       Registrant (the "Partnership")
                                                 by: Homefree General Partners,
                                                     its General Partner
                                                 by: Homefree Village Resorts,
                                                     Inc., a General Partner


/s/ CRAIG M. BOLLMAN, JR.                        /s/ CRAIG M. BOLLMAN, JR.
- ------------------------------                   ------------------------------
Craig M. Bollman, Jr.                            Craig M. Bollman, Jr.
Chairman of the Board                            President
(Principal Executive and
 Financial Officer)

Dated:  June 29, 1995                            Dated:  June 29, 1995


See Notes to Financial Statements.               18

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                       Page
- -----------                  -------------------                       ----

   27                 Financial Data Schedule