Form 10-K405/A
period 1994-12-31
HOMEFREE VILLAGE RESORTS INC
filed 1995-08-15
CIK 65291

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K
                                Amendment No. 1
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

                               EXPLANATORY NOTE
                               ----------------

        Amendment to Form 10-K is required because Financial Data Schedule (Exhibit 27) was inadvertently omitted when 10-K was filed for Fiscal year ended December 31, 1994. Item #14 has been amended to include Exhibit 27. No other changes were made to initial filing and therefore only the financial data schedule with cover page and revised signature pages have been included with this submission.

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

                   Exhibit 27  Financial Data Schedule

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


HOMEFREE VILLAGE RESORTS, INC.                      HOMEFREE INVESTORS L.P.

By /s/ CRAIG M. BOLLMAN, JR.
   -----------------------------                    By Homefree General
   Craig M. Bollman, Jr.                             Partners, its General
   Chairman of the Board                             Partner
   (Principal Executive Officer)

                                                    By Homefree Village Resorts,
                                                        Inc., a General Partner
Date:  August 15, 1995
                                                    By /s/ CRAIG M. BOLLMAN, JR.
                                                       -------------------------
                                                       Craig M. Bollman, Jr.
                                                       President

                                                    Date:  August 15, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

/s/ CRAIG M. BOLLMAN, JR.                   /s/ CRAIG M. BOLLMAN, JR.
----------------------------------          ------------------------------------
Craig M. Bollman, Jr.                       Craig M. Bollman, Jr.
Chairman of the Board                       Sole Director,
(Principal Executive and
Financial Officer)                          Bollman Associates, Inc.
                                            a General Partner of
Dated:  August 15, 1995                     Homefree General Partners,
                                            General Partner of
                                            Homefree Investors L.P.
                                            (Principal Executive and
                                            Financial Officer)

                                            Date:  August 15, 1995

Majority of the Board of Directors

/s/ CRAIG M. BOLLMAN, JR.
----------------------------------
Craig M. Bollman, Jr.
Director

Date:  August 15, 1995

/s/ PHYLLIS A. BOLLMAN
----------------------------------
Phyllis A. Bollman
Director

Date:  August 15, 1995

/s/ W. PHILLIP MARCUM
----------------------------------
W. Phillip Marcum
Director

Date:  August 15, 1995

/s/ MICHAEL T. OLIVER
----------------------------------
Michael T. Oliver
Director

Date:  August 15, 1995

/s/ ANTHONY B. PETRELLI
----------------------------------
Anthony B. Petrelli
Director

Date: August 15, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule