Form 10-Q
period 1995-06-30
HOMEFREE VILLAGE RESORTS INC
filed 1995-08-15
CIK 65291

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1995
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




Commission File Number: 1-8927              Commission File Number:  0-16156
     (formerly 0-6627)

HOMEFREE VILLAGE RESORTS, INC.              HOMEFREE INVESTORS L.P.
(Exact name of registrant as                (Exact name of registrant as
specified in its charter)                   specified in its charter)

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

        (303) 757-3002                              (303) 757-3002
(Registrant's telephone including           (Registrant's telephone including
area code)*                                 area code)*

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                           YES   X          NO
                               ----            ----

Indicate the number of shares and interests outstanding of each of the issuers' classes of common stock or partnership interests, respectively, as of the close of business on July 31, 1995:

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

N/A
(former name, former address and former fiscal year, if changed since last report)

           HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.

                                     INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements
         COMBINED

                          Combined Balance Sheets --
                            June 30, 1995 and December 31, 1994                                                1

                          Combined Statements of Operations --
                            Three and Six Month Periods ended June 30, 1995 and 1994                         2-3

                          Combined Statements of Cash Flows --
                            Six Months ended June 30, 1995 and 1994                                            4


         THE COMPANY

                          Consolidated Balance Sheets --
                            June 30, 1995 and December 31, 1994                                              5-6

                          Consolidated Statements of Operations --
                            June 30, 1995 and December 31, 1994                                                7

                          Consolidated Statements of Cash Flows --
                            Six Month Periods ended June 30, 1995 and 1994                                     8

         THE PARTNERSHIP

                          Balance Sheets -- June 30, 1995 and December 31, 1994                                9

                          Statements of Operations -- Three and
                            Six Month Periods ended June 30, 1995 and 1994                                    10

                          Statements of Cash Flows --
                            Six Months ended June 30, 1995 and 1994                                           11

Notes to Financial Statements                                                                                 12

         Item 2. Management's Discussion and Analysis                                                      13-14
                          of Financial Condition and Results of Operations


PART II.                  OTHER INFORMATION                                                                   15

                       SECURITIES AND EXCHANGE COMMISSION
                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                      June 30,             December 31,
                                                                        1995                   1994
                                                                     ----------           --------------
CURRENT ASSETS:                                                      (unaudited)
   Cash and cash equivalents                                         $    7,500            $   10,600
   Other current assets                                                  41,000                 9,600
                                                                     ----------            ----------
       Total current assets                                              48,500                20,200
RECEIVABLES FROM UNCONSOLIDATED
   ENTITIES, net                                                      8,789,000             8,915,600
INVESTMENTS IN UNCONSOLIDATED
   ENTITIES                                                              99,200                94,400
PROPERTY, FURNITURE AND EQUIPMENT, at cost
   Office furniture and equipment                                       100,400                95,100
   Vehicles                                                              25,000                25,000
                                                                     ----------            ----------
                                                                        125,400               120,100
   Accumulated depreciation                                            (106,800)             (103,600)
                                                                     ----------            ----------
     Net property and equipment                                          18,600                16,500
                                                                     ----------            ----------

OTHER ASSETS
   Land option costs                                                    195,900               195,600
TOTAL ASSETS                                                         $9,151,200            $9,242,300
                                                                     ==========            ==========

                       SECURITIES AND EXCHANGE COMMISSION

            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

                                                                       June 30,              December 31,
                                                                         1995                    1994
                                                                      -----------            ------------
                                                                      (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                                                         $    81,900             $    93,600
LONG TERM DEBT, less current maturities:
   Unconsolidated entity                                                7,154,500               7,154,500
   Other                                                                   44,400                  44,400
DEFERRED INCOME TAXES                                                     152,200                 200,000
DEFERRED PROFIT                                                           488,500                 488,500
OTHER LIABILITIES                                                          64,500                   3,400
STOCKHOLDER'S EQUITY AND PARTNERS'
   DEFICIT:
   Preferred stock, $1.00 par value;
     3,000,000 shares authorized; none issued and
           outstanding
   Common stock, $.001 par value;
     15,000,000 shares authorized; 10,484,000 shares
           issued and outstanding                                          10,500                  10,500
   Additional paid-in capital                                           3,537,000               3,537,000
   Accumulated deficit                                                 (2,134,400)             (2,061,800)
   Partners' deficit - limited partners                                  (247,900)               (227,800)
                                                                      -----------             -----------
       Total stockholders' equity and partners' deficit                 1,165,200               1,257,900
                                                                      -----------             -----------
TOTAL LIABILITIES, STOCKHOLDERS' EQUITY
   AND PARTNERS' DEFICIT                                              $ 9,151,200             $ 9,242,300
                                                                      ===========             ===========





See Notes to Financial Statements.     2

                       SECURITIES AND EXCHANGE COMMISSION
                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              ---------------------------------           --------------------------------
                                                JUNE 30,             JUNE 30,              JUNE 30,             JUNE 30,
                                                 1995                  1994                  1995                 1994
                                              -----------           -----------           -----------          -----------
                                                          (unaudited)                                 (unaudited)
REVENUES:

Management and administrative fees
from unconsolidated entities                  $    61,300           $    54,600           $   133,300          $   115,400

Equity in earnings of unconsolidated
entities                                            4,100                  --                   6,300                 --

Interest                                            6,000                 3,800                11,800                7,600

Other income                                          --                 75,7001                  --                75,7001
                                              -----------           -----------           -----------          -----------
                                                   71,400               134,100               151,400              198,700
                                              -----------           -----------           -----------          -----------


EXPENSES:
General and administrative                        123,100                92,600               290,400              189,500

Interest                                             __                     700                   __                 1,000

Equity in losses of unconsolidated
entities                                             (300)                1,800                 1,500                4,600
                                              -----------           -----------           -----------          -----------
Other                                             122,800                95,100               291,900             (195,100)
                                              -----------           -----------           -----------          -----------
Earnings (Loss) before income tax                 (51,400)               39,000              (140,500)               3,600

Income tax                                         17,500               (14,500)               47,800               (1,400)
                                              -----------           -----------           -----------          -----------
NET EARNINGS (LOSS)                           $   (33,900)          $    24,500           $   (92,700)         $     2,200
                                              ===========           ===========           ===========          ===========
EARNINGS (LOSS) PER PAIRED
SHARE                                         $       .00           $       .00           $      (.01)         $       .00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             10,484,000            10,484,000            10,484,000           10,484,000
                                              -----------           -----------           -----------          -----------


 1 Other income for the six months ended June 30, 1994, consists principally of a receivable loss restoration and income from an unconsolidated affiliate.



See Notes to Financial Statements.     3

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                    SIX MONTHS ENDED
                                                               --------------------------
                                                                June 30,         June 30
                                                                  1995             1994
                                                               ----------       ---------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings/(loss)                                           $ (92,700)       $   2,200)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
 Depreciation and Amortization                                     3,200            7,100
 Equity in losses (earnings) of unconsolidated entities, net      (4,800)              --
 Deferred income taxes                                           (47,800)           1,400
   Changes in operating assets and liabilities:
    Decrease (increase) in:
    Other assets                                                   2,600            4,300
    Increase (decrease) in:
     Other notes receivable                                           --          (50,000)
     Accounts payable and accrued expenses                       (11,700)           9,700
     Other Liabilities                                            61,100          (47,100)
                                                               ---------        ---------
    Net cash used in operating
    activities                                                   (90,100)         (72,400)
                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated entities                               --            2,200
  Collection of advances from unconsolidated entities            126,600          163,900
    Receivable from officer and director                         (34,300)         (70,100)
  Purchase of property, furniture and equipment                   (5,300)          (5,000)
                                                               ---------        ---------
  Net cash provided by investing activities                       87,000           91,000
                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                --           (2,600)
                                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                       (3,100)          16,000
CASH AND CASH EQUIVALENTS, beginning of period                    10,600           34,500
                                                               ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                       $   7,500        $  50,500
                                                               =========        =========

See Notes to Financial Statements.     4

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    June 30,        December 31,
                                                      1995             1994
                                                   -----------      -----------
                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                          $     7,500      $    10,600
Other current assets                                    41,000            9,600
                                                   -----------      -----------
Total current assets                                    48,500           20,200

RECEIVABLES FROM UNCONSOLIDATED
  ENTITIES, net                                      8,789,000        8,915,600
INVESTMENTS IN UNCONSOLIDATED ENTITIES                  99,200           94,400
PROPERTY AND EQUIPMENT, at cost:
Office furniture and equipment                         100,400           95,100
Vehicles                                                25,000           25,000
                                                   -----------      -----------
                                                       125,400          120,100
Accumulated depreciation                              (106,800)        (103,600)
                                                   -----------      -----------
Net property and equipment                              18,600           16,500
LAND OPTION COSTS                                      195,900          195,600
                                                   -----------      -----------
TOTAL ASSETS                                       $ 9,151,200      $ 9,242,300
                                                   ===========      ===========

See Notes to Financial Statements.     5

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,      December 31,
                                                               1995            1994
                                                            -----------    -----------
                                                            (unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses                       $    81,900    $    93,600
LONG TERM DEBT, less current maturities:
Unconsolidated entity                                         7,154,500      7,154,500
Other                                                            44,400         44,400
DEFERRED INCOME TAXES                                           152,200        200,000
DEFERRED PROFIT                                                 488,500        488,500
OTHER LIABILITIES                                                64,500          3,400

Stockholders' equity:
Preferred stock, $1.00 par value;
3,000,000 shares authorized,  none issued and outstanding            --             --
Common stock, $.001 par value;
authorized 15,000,000 shares; issued and outstanding
10,484,000 shares                                                10,500         10,500
Additional paid-in capital                                    3,537,000      3,537,000
Accumulated deficit                                          (2,382,300)    (2,289,600)
                                                            -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                    1,165,200      1,257,900
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,151,200    $ 9,242,300
                                                            ===========    ===========

See Notes to Financial Statements.     6

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                            -----------------------    --------------------------
                                            JUNE 30,      JUNE 30,      JUNE 30,        JUNE 30,
                                              1995         1994           1995            1994
                                            --------    -----------    -----------    -----------
REVENUES:                                       (unaudited)                   (unaudited)
  Management and administrative fees
  from unconsolidated entities                61,300    $    54,600        133,300    $   115,400

  Equity in earnings of unconsolidated
  entities                                     4,100                         6,300             --

  Interest                                     6,000          3,800         11,800          7,600
  Other                                           --         75,7001            --         75,7001
                                            --------    -----------    -----------    -----------
                                              71,400        134,100        151,400        198,700

EXPENSES:
  General and administrative             $   113,100    $    92,600    $   270,300    $   189,300
  Interest                                        --            700             --          1,000
  Equity in losses of unconsolidated
  entities                                      (300)            --          1,500             --
  Impairment of investment in HILP            10,000             --         20,100             --
  Other                                           --          1,800             --          4,600
                                            --------    -----------    -----------    -----------

                                             122,800         95,100        291,900        194,900
                                            --------    -----------    -----------    -----------
EARNINGS (LOSS) BEFORE                       (51,400)        39,000       (140,500)         3,800
INCOME TAXES

INCOME TAX BENEFIT                            17,500        (14,500)        47,800         (1,400)
                                            --------    -----------    -----------    -----------
NET EARNINGS (LOSS)                      $   (33,900)        24,500        (92,700)   $     2,400
                                         ===========    ===========    ===========    ===========
EARNINGS (LOSS) PER COMMON
SHARE                                    $       .00    $       .00    $      (.01)   $       .00
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 10,484,000     10,484,000     10,484,000     10,484,000
                                         -----------    -----------    -----------    -----------

1 Other income for the six months ended June 30, 1994, consists principally of a receivable loss restoration and income from an unconsolidated affiliate.


See Notes to Financial Statements.     7

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                ---------------------------------------
                                                                 June 30,                     June 30,
                                                                   1995                         1994
                                                                ----------                   ----------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings/(loss)                                             (92,700)                    $  2,400
Adjustments to reconcile net earnings
to net cash used in by operating activities:

Depreciation and amortization                                       3,200                        7,100
Deferred income taxes                                             (47,800)                       1,400

Equity in losses (earnings) of unconsolidated entities             (4,800)
Impairment of investment in HILP                                   20,100                         --
Changes in operating assets and liabilities:

  Other assets                                                      2,600                        4,300
Other notes receivable                                                --                       (50,000)

Accounts payable and accrued expenses                             (11,700)                       9,700
Income taxes currently payable                                        --                          --

Other liabilities                                                  61,100                      (47,100)
                                                                 --------                     --------
Net cash used in operating activities                             (70,000)                     (72,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated entities                           (20,100)                       2,000
  Collection of advances from unconsolidated entities             126,600                      163,900

  Receivables from officer                                        (34,300)                     (70,100)
  From sale/(acquisition) of property,
    furniture and equipment                                        (5,300)                      (5,000)
                                                                 --------                     --------
  Net cash provided/(used) by investing
    activities                                                     66,900                       90,800

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in long-term debt                                            --                        (2,600)
                                                                 --------                     --------
Net cash provided/(used) by financing
  activities                                                          --                        (2,600)
                                                                 --------                     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 (3,100)                      16,000

CASH AND CASH EQUIVALENTS,
  beginning of period                                              10,600                       34,500
                                                                 --------                     --------
CASH AND CASH EQUIVALENTS,
  end of period                                                  $  7,500                     $ 50,500
                                                                 ========                     ========





See Notes to Financial Statements.    8

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                                 BALANCE SHEETS

                                                       June 30,                     December 31,
                                                        1995                            1994
                                                     -----------                    ------------
                                                     (unaudited)
 ORGANIZATION COSTS                                     $166,900                        $166,900
 ACCUMULATED COSTS                                       166,900                         166,900
                                                        --------                        --------
 LIABILITIES                                            $   --                          $   --
 PARTNERS' CAPITAL                                          --                              --
                                                        --------                        --------
                                                        $   --                          $   --
 TOTAL LIABILITIES AND PARTNERS' CAPITAL                ========                        ========





See Notes to Financial Statements.    9

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                            STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED                               SIX MONTHS ENDED
                                      -----------------------------------             ----------------------------------
                                        June 30,               June 30,                June 30,                June 30,
                                          1995                   1994                    1995                    1994
                                      -----------             -----------             -----------            -----------
                                      (unaudited)             (unaudited)             (unaudited)            (unaudited)
REVENUE                               $        --             $        --             $        --            $        --

GENERAL AND
ADMINISTRATIVE
EXPENSES                                   10,000                      --                  20,100                    200
                                      -----------             -----------             -----------            -----------

NET LOSS                              $   (10,000)            $        --             $   (20,100)           $      (200)
                                      ===========             ===========             ===========            ===========

NET LOSS PER LIMITED
PARTNERSHIP INTEREST                  $       .00             $       .00             $       .00            $       .00
                                      ===========             ===========             ===========            ===========

WEIGHTED AVERAGE
LIMITED PARTNERSHIP
INTERESTS
OUTSTANDING                           $10,484,000              10,484,000              10,484,000             10,484,000
                                      ===========             ===========             ===========            ===========





See Notes to Financial Statements.    10

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                            STATEMENTS OF CASH FLOWS


                                                                          SIX MONTHS ENDED
                                                               ---------------------------------------
                                                                June 30,                     June 30,
                                                                  1995                         1994
                                                               ----------                   ----------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(20,100)                     $(200)
Adjustments to reconcile net loss to
net cash used in operating activities:
                                                                --------                      -----
Net cash used in operating
activities                                                       (20,100)                      (200)
                                                                --------                      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions by general partner                          20,100                        200
                                                                --------                      -----

NET CHANGE IN CASH                                                  --                           --

CASH, beginning of period                                           --                           --

CASH, end of period                                             $   --                        $  --
                                                                ========                      =====





See Notes to Financial Statements.    11

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



A.       COMBINED, CONSOLIDATED AND SEPARATE FINANCIAL STATEMENTS

Reference is made to Note 2 of the Financial Statements included in the Joint Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management of the Company and the Partnership, the accompanying unaudited combined, consolidated and separate financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations and the cash flows for the six months ended June 30, 1995.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. It is suggested that the above combined, consolidated and separate financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and the Partnership's Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the six month period ended June 30, 1995, are not necessarily indicative of the operating results for the Company and the Partnership for the full year.

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


C.       RELATED PARTY TRANSACTIONS

The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the amount of $555,200 at June 30, 1995. This indebtedness was incurred in connection with personal loans. is note bears interest at the "Applicable Federal rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under this note during fiscal 1995 was $555,200. During 1994, the Company recorded a provision for losses of $520,900 associated with this note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES


Company

Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

Collection of advances from unconsolidated entities have provided a major source of cash to the Company. Collections aggregated $126,600 and $163,900 during the six-month period ended June 30, 1995 and year ended December 31, 1994, respectively, as shown in the Consolidated Statement of Cash Flows.

Management believes that the June 30, 1995 cash balances, and the projected operating results of the Monte Vista project will be sufficient to meet the liquidity needs of the Company.


Partnership

At present, the Partnership has no liabilities and conducts no business and thus has no capital needs. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.

RESULTS OF OPERATIONS


Company

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Total revenues for the six months ended June 30, 1995 were $151,400 as compared to $198,700 for the six months ended June 30, 1994. The decrease was attributable principally to a receivable loss restoration in 1994, partially offset by an increase in management and administrative fees during 1995.

Total expenses for the six months ended June 30, 1995, exceeded first six months results for 1994 by $97,000 principally as a result of an increase in general and administrative expenses and a further provision for impairment of investment in Homefree Investors, Ltd. (HILP) partnership of $20,100. The net investment in HILP was considered to be impaired since the partnership has not commenced its planned operations. General and administrative expenses for the six months ended June 30, 1995 exceeded 1994 levels principally because of an increase in external audit and accounting fees and employee compensation.

The effective income tax rate used for purposes of determining the income tax benefit with respect to the six months ended June 30, 1995 and 1994 is 34% and 37%, respectively, based on the projected annual effective tax rates for such fiscal years.


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

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits - 27  Financial Data Schedule

          b. Reports on Form 8-K filed during the period covered by this report - None.

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
                                                   Inc., a General Partner


/s/ Craig M. Bollman, Jr.                      /s/ Craig M. Bollman, Jr.
------------------------------                 --------------------------------
Craig M. Bollman, Jr.                          Craig M. Bollman, Jr.
Chairman of the Board                          President
(Principal Executive and
 Financial Officer)

Dated:  August 14, 1995                        Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule