Form 10-Q
period 1995-09-30
HOMEFREE VILLAGE RESORTS INC; HOMEFREE INVESTORS L P
filed 1995-11-15
CIK 65291, 820889

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  September 30, 1995
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:   1-8927                                     Commission File Number:   0-16156
                          ------                                                               -------

HOMEFREE VILLAGE RESORTS, INC.                                       HOMEFREE INVESTORS L.P.
--------------------------------------------------------------       --------------------------------------------------------------
(Exact name of Registrant as specified in its charter)               (Exact name of Registrant as specified in its charter)

                     Delaware                                                                 Delaware
--------------------------------------------------------------       --------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (State or other jurisdiction of incorporation or organization)


                  37-0959405                                                                   84-1062287
--------------------------------------------------------------       --------------------------------------------------------------
(I.R.S. Employer Identification No.)                                 (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard, Suite 410                                1400 S. Colorado Boulevard, Suite 410
Denver, Colorado  80222                                              Denver, Colorado 80222
--------------------------------------------------------------       --------------------------------------------------------------
(Address of principal executive  offices, including zip code)        (Address of principal executive  offices, including zip code)


              (303) 757-3002                                                       (303) 757-3002
--------------------------------------------------------------       --------------------------------------------------------------
(Registrant's telephone number, including area code)                 (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                            YES    X       NO
                                  ---           ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock or partnership interests, respectively, as of the close of business on October 31, 1995:

Homefree Village Resorts, Inc.  Common Stock $.001 Par Value          10,483,982
Homefree Investors L.P.         Assignee Limited Partnership Interest 10,483,982

N/A
--------------------------------------------------------------------------------
  (former name, former address and former fiscal year, if changed since last report)

           HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.

                                        INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I.   FINANCIAL INFORMATION

   Item 1.       Financial Statements                                                                            3

   COMBINED

          Combined Balance Sheets --
            September 30, 1995 and December 31, 1994                                                             3

          Combined Statements of Operations --
            Three and Nine Month Periods ended
            September 30, 1995 and 1994                                                                          5

          Combined Statements of Cash Flows --
            Nine Months ended September 30, 1995 and 1994                                                        6

   THE COMPANY

          Consolidated Balance Sheets --
            September 30, 1995 and December 31, 1994                                                             7

          Consolidated Statements of Operations --
            Three and Nine Month Periods ended
            September 30, 1995 and 1994                                                                          9

          Consolidated Statements of Cash Flows --
            Nine Months ended September 30, 1995 and 1994                                                       10

   THE PARTNERSHIP

          Balance Sheets -- September 30, 1995 and
            December 31, 1994                                                                                   11

          Statements of Operations --
            Three and Nine Month Periods ended
            September 30, 1995 and 1994                                                                         12

          Statements of Cash Flows --
            Nine Months ended September 30, 1995 and 1994                                                       13

Notes to Financial Statements                                                                                   14

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                 15-16

PART II.  OTHER INFORMATION                                                                                     17

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                                        September 30, 1995              December 31,
                                                                                           (unaudited)                      1994
                                                                                        ------------------              ------------
 CURRENT ASSETS:
    Cash and cash equivalents                                                             $    8,600                    $   10,600

    Other current assets                                                                      60,900                         9,600
                                                                                          ----------                    ----------
      Total current assets                                                                    69,500                        20,200
 RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net                                             8,788,800                     8,915,600

 INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                      100,200                        94,400

 PROPERTY AND EQUIPMENT, at cost
    Office furniture and equipment                                                           101,000                        95,100

    Vehicles                                                                                  25,000                        25,000
                                                                                          ----------                    ----------
                                                                                             126,000                       120,100

    Accumulated depreciation                                                                (108,400)                     (103,600)
                                                                                          ----------                    ----------

      Net property and equipment                                                              17,600                        16,500
                                                                                          ----------                    ----------
 OTHER ASSETS

    Land option costs                                                                        195,900                       195,600

    Intangible assets, net of accumulated amortization of $166,900.                             --                            --
                                                                                          ----------                    ----------
    Total other assets                                                                       195,900                       195,600
                                                                                          ----------                    ----------
 TOTAL ASSETS                                                                             $9,172,000                    $9,242,300
                                                                                          ==========                    ==========


See accompanying notes to financial statements                                 3

                                       LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
                                       -------------------------------------------------------

 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                  $   76,800                   $   93,600
 LONG TERM DEBT, less current maturities:

    Unconsolidated entity                                                                   7,154,500                    7,154,500

    Other                                                                                      44,400                       44,400
 DEFERRED INCOME TAXES                                                                        130,600                      200,000

 DEFERRED PROFIT                                                                              488,500                      488,500
 OTHER LIABILITIES                                                                            154,000                        3,400

 STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT:
    Preferred stock, $1.00 par value;
      3,000,000 shares authorized; none issued and outstanding

    Common stock, $.001 par value;
      15,000,000 shares authorized; 10,484,000 issued and outstanding                          10,500                       10,500
    Additional paid-in capital                                                              3,537,000                    3,537,000

    Accumulated deficit                                                                    (2,151,500)                  (2,061,800)
    Partners' deficit - limited partners                                                   (  272,800)                  (  227,800)
                                                                                          -----------                   ----------
                           Total stockholders' equity and partners' deficit                 1,123,200                    1,257,900
                                                                                          -----------                   ----------
 TOTAL LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT                              9,172,000                   $9,242,300
                                                                                          ===========                   ==========




See accompanying notes to financial statements                                 4

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 ---------------------------------        ------------------------------------
                                                 SEPT. 30, 1995     SEPT. 30, 1994        SEPT. 30, 1995        SEPT. 30, 1994
                                                 ---------------------------------        ------------------------------------
                                                           (unaudited)                               (unaudited)
                                                 ---------------------------------        ------------------------------------
 REVENUES (SUBSTANTIALLY ALL
   FROM RELATED PARTIES):

   Management and                                 $    73,300          $    48,500          $   206,600         $   163,900
     administrative fees

   Interest                                             5,700                3,900               17,500              11,500
   Equity in earnings of                                  400                 --                  6,700
     unconsolidated entities

   Other                                                  --                 4,200                 --                79,900 (1)
                                                  -----------          -----------          -----------         -----------
                                                       79,400               56,600              230,800             255,300
                                                  -----------          -----------          -----------         -----------
 EXPENSES:

 General and administrative                           143,800              125,300              434,200             314,800
 Interest                                                 --                   200                  --                1,200

 Equity in losses of unconsolidated
   entities                                              (800)                --                    700                 --
 Other                                                    --                 2,500                  --                7,100
                                                  -----------          -----------          -----------         -----------
                                                      143,000              128,000              434,900             323,100
                                                  -----------          -----------          -----------         -----------
 EARNINGS (LOSSES) BEFORE INCOME TAXES
                                                     ( 63,600)            ( 71,400)            (204,100)            (67,800)
 INCOME TAXES/BENEFIT                                  21,600               26,400               69,400              25,000
                                                  -----------          -----------          -----------         -----------
 NET EARNINGS (LOSSES)                            $   (42,000)         $   (45,000)         $  (134,700)        $   (42,800)
                                                  ===========          ===========          ===========         ===========
 EARNINGS (LOSSES) PER PAIRED                     $      (.00)         $      (.00)         $      (.01)        $      (.00)
                                                  ===========          ===========          ===========         ===========
 WEIGHTED AVERAGE PAIRED
   SHARES OUTSTANDING                              10,484,000           10,484,000           10,484,000          10,484,000
                                                  ===========          ===========          ===========         ===========




(1) Other income for the nine months ended September 30, 1994, consists principally of a receivable loss restoration and income from an unconsolidated affiliate more fully described in Management's Discussion and Analysis of Operations.





See accompanying notes to financial statements                                 5

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                              -----------------------------------------------
                                                                                SEPT. 30,                        SEPT. 30,
                                                                                  1995                             1994
                                                                              ---------------                 ---------------
                                                                                (unaudited)                      (unaudited)
                                                                              ---------------                 ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (losses) earnings                                                        $(134,700)                       $( 42,800)

    Adjustments to reconcile net (losses) earnings
      to net cash used in operating activities
    Depreciation and amortization                                                    4,800                         (  1,300)

    Changes in operating assets and liabilities:
    Receivable from officer                                                       ( 56,700)                        ( 73,900)

    Other assets                                                                     5,100                         (124,400)

    Receivables from unconsolidated entities                                       126,800                          327,600
    Accounts payable and accrued expenses                                          (16,800)                          27,700

    Deferred income taxes                                                         ( 69,400)                        ( 25,000)
 Other liabilities                                                                 150,600                         ( 47,400)

 Net cash used in operating activities                                               9,700                           40,500

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated entities                                         (  5,800)                        ( 49,500)

    Purchase of equipment                                                         (  5,900)                        (  5,000)
    Net cash provided by investing activities
                                                                                  ( 11,700)                        ( 54,500)
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (decrease) in long-term debt                                             --                           ( 10,600)

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                            --                           ( 10,600)
 NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (  2,000)                        ( 24,600)

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                             10,600                           34,500
                                                                                 ---------                        ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   8,600                        $   9,900
                                                                                 =========                        =========


See accompanying notes to financial statements                                 6

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

 ASSETS                                                                         Sept. 30,
 ------                                                                           1995                     December 31, 1994
                                                                              -------------              ----------------------
                                                                               (unaudited)
 CURRENT ASSETS:
     Cash and cash equivalents                                                 $    8,600                      $   10,600

     Other current assets                                                          60,900                           9,600
                                                                               ----------                      ----------
          Total current assets
                                                                                   69,500                          20,200
 RECEIVABLES FROM UNCONSOLIDATED
     ENTITIES, NET                                                              8,788,800                       8,915,600

 INVESTMENTS IN UNCONSOLIDATED ENTITIES                                           100,200                          94,400
 PROPERTY AND EQUIPMENT, at cost:

     Office furniture and equipment                                               101,000                          95,100

     Vehicles                                                                      25,000                          25,000
                                                                               ----------                      ----------
                                                                                  126,000                         120,100

     Accumulated depreciation                                                    (108,400)                       (103,600)
                                                                               ----------                      ----------
          Net property and equipment                                               17,600                          16,500

 LAND OPTION COSTS
                                                                                  195,900                         195,600
                                                                               ----------                      ----------
 TOTAL ASSETS                                                                  $9,172,000                      $9,242,300
                                                                               ==========                      ==========



See accompanying notes to financial statements                                 7

                                 LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
                                 ----------------------------------------------------------
 CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                     $    76,800                     $    93,600

 LONG TERM DEBT, less current maturities:
     Unconsolidated entity                                                       7,154,500                       7,154,500

     Other                                                                          44,400                          44,400
 DEFERRED INCOME TAXES                                                             130,600                         200,000

 DEFERRED PROFIT                                                                   488,500                         488,500
 OTHER LIABILITIES                                                             $   154,000                           3,400



 STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
     3,000,000 shares authorized;
     none issued and outstanding

     Common stock, $.001 par value;
     15,000,000 shares authorized;                                                  10,500                          10,500
     10,484,000 issued and outstanding
     Additional paid-in capital                                                  3,537,000                       3,537,000

     Accumulated deficit                                                        (2,424,300)                     (2,289,600)
                                                                               -----------                     -----------
  Total stockholders' equity                                                     1,123,200                       1,257,900
                                                                               -----------                     -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 9,172,000                     $ 9,242,300
                                                                               ===========                     ===========




See accompanying notes to financial statements                                 8

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                             --------------------------------------     --------------------------------------
                                               SEPT. 30, 1995      SEPT. 30, 1994        SEPT. 30, 1995       SEPT. 30, 1994
                                             --------------------------------------     --------------------------------------
                                                           (unaudited)                              (unaudited)
 REVENUES (SUBSTANTIALLY ALL FROM RELATED PARTIES):

  Management and
   administrative fees                             $   73,300           $   48,500         $  206,600          $  163,900
  Interest                                              5,700                3,900             17,500              11,500

  Equity in earnings of unconsolidated
   entities                                               400                   --              6,700

  Other                                                                      4,200                 --              79,900 (1)
                                                           --
                                                   ----------           ----------         ----------          ----------
                                                       79,400               56,600            230,830             255,300
                                                   ----------           ----------         ----------          ----------
 EXPENSES:

  General and administrative                          118,700              125,300            389,000             314,500
  Equity in losses of unconsolidated
   entities                                              (800)                  --                700                  --

  Interest                                                 --                  200                 --               1,200
  Impairment of investment in HILP                     25,100                   --             45,200                  --

  Other                                                    --                2,500                 --               7,100
                                                   ----------           ----------         ----------          ----------
                                                      143,000              128,000            434,900             322,800
                                                   ----------           ----------         ----------          ----------
 EARNINGS (LOSSES) BEFORE                                                                                         (67,500)
   INCOME TAXES                                      ( 63,600)            ( 71,400)          (204,100)
                                                   ----------           ----------         ----------          ----------
 INCOME TAXES/BENEFIT                                  21,600               26,400             69,400              25,000
                                                   ==========           ==========         ==========          ==========
 NET EARNINGS (LOSSES)                             $  (42,000)          $  (45,000)        $ (134,700)         $  (42,500)
                                                   ==========           ==========         ==========          ==========
 EARNINGS (LOSSES) PER
  COMMON SHARE                                     $     (.00)          $     (.00)         $    (.01)         $     (.00)
                                                   ==========           ==========         ==========          ==========

 WEIGHTED AVERAGE SHARES                           10,484,000           10,484,000         10,484,000          10,484,000
  OUTSTANDING                                      ==========           ==========         ==========          ==========





1 Other income for the nine months ended September 30, 1994, consists principally of a receivable loss restoration and income from an unconsolidated affiliate more fully described in Management's Discussion and Analysis of Operations.





See accompanying notes to financial statements                                 9

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 NINE MONTHS ENDED
                                                                                    ------------------------------------------------
                                                                                      SEPT. 30,                        SEPT. 30,
                                                                                        1995                             1994
                                                                                    --------------                   ---------------
                                                                                     (unaudited)                      (unaudited)
                                                                                    --------------                   ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (losses) earnings                                                               $   (134,700)                     $ ( 42,500)

 Adjustments to reconcile net (losses) earnings
     to net cash used in operating activities
     Depreciation and amortization                                                          4,800                         (  1,300)

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivable from officer                                                             ( 56,700)                       ( 73,900)

     Other assets                                                                           5,100                        (124,400)

     Receivables from unconsolidated entities                                             126,800                         327,600
     Accounts payable and accrued expenses                                               ( 16,800)                         27,700

     Deferred income taxes                                                               ( 69,400)                       ( 25,000)
     Other liabilities                                                                    150,600                        ( 47,400)
                                                                                        ---------                      ----------
     Net cash used in operating activities                                                  9,700                          40,800
                                                                                        ---------                      ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated entities                                               (  5,800)                       ( 49,800)

     Purchase of equipment                                                               (  5,900)                       (  5,000)
                                                                                        ---------                      ----------
 Net cash (used in) provided by investing
     activities                                                                          ( 11,700)                       ( 54,800)
                                                                                        ---------                      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Decrease in long-term debt                                                              --                          ( 10,600)
                                                                                        ---------                      ----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   --                          ( 10,600)
                                                                                        ---------                      ----------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  ( 2,000)                       ( 24,600)

 CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                                   10,600                          34,500
                                                                                        ---------                      ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   8,600                      $    9,900
                                                                                        =========                      ==========




See accompanying notes to financial statements                                10

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                                 BALANCE SHEETS


                                                                              September 30,                   December 31,
                                                                                   1995                           1994
                                                                              -------------                   ------------
                                                                               (unaudited)
 ASSETS
     Due from Homefree Village Resorts, Inc.                                  $     150,500                   $       --

     ORGANIZATION COSTS                                                             166,900                        166,900

     ACCUMULATED COSTS                                                             (166,900)                      (166,900)
                                                                              -------------                   ------------
         Total Assets                                                               150,500                            --

 LIABILITIES
     Due to unconsolidated entity                                                   150,500                   $        --

 PARTNERS' CAPITAL                                                                      --                             --
                                                                              -------------                   ------------
 TOTAL LIABILITIES AND
 PARTNERS' CAPITAL                                                            $     150,500                   $        --
                                                                              =============                   ============



See accompanying notes to financial statements                                11

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                            STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     -----------------------------------       -----------------------------------
                                                     SEPT. 30, 1995       SEPT. 30, 1994       SEPT. 30, 1995       SEPT. 30, 1994
                                                     -----------------------------------       -----------------------------------
                                                                 (unaudited)                               (unaudited)
 REVENUES:

 EXPENSE
    -   AMORTIZATION ORGANIZATION COSTS                      --                     --                    --                   --
                                                       ------------         ------------          ------------         ------------
    -   GENERAL AND ADMINISTRATIVE                           25,100                  100                45,200                  300
                                                       ------------         ------------          ------------         ------------

 NET EARNINGS (LOSSES)                                 $    (25,100)        $      (100)              (45,200)               ( 300)
                                                       ============         ============          ============         ============

 EARNINGS (LOSSES) PER
    LIMITED PARTNERSHIP
    INTEREST                                           $       (.00)        $       (.00)         $       (.00)        $       (.00)
                                                       ============         ============          ============         ============

 WEIGHTED AVERAGE SHARES
    OUTSTANDING                                          10,484,000           10,484,000            10,484,000           10,484,000
                                                       ============         ============          ============         ============




See accompanying notes to financial statements                                12

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                  --------------------------------------------------
                                                                                     SEPT. 30,                          SEPT. 30,
                                                                                       1995                                1994
                                                                                   ---------------                    --------------
                                                                                                       (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net losses                                                                     $  (45,200)                           $  (300)


     Adjustments to reconcile net loss
         to net cash used in operating activities:

     Amortization                                                                          --                                 --
                                                                                    ----------                            -------
     Net cash used in operating activities                                             (45,200)                              (300)
                                                                                    ----------                            -------
 CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital investment by limited partners                                                --                                 --
     Capital investment by Homefree General

     Partners                                                                           45,200                                300
                                                                                    ----------                            -------
 NET CASH FLOW FROM FINANCING ACTIVITIES
                                                                                    $   45,200                            $   300
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 --                                 --

 CASH AND CASH EQUIVALENTS,                                                                --                                 --
     BEGINNING OF PERIOD
                                                                                    ----------                            -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $      --                             $   --
                                                                                    ==========                            =======



See accompanying notes to financial statements                                13

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.       COMBINED, CONSOLIDATED AND SEPARATE FINANCIAL STATEMENTS

Reference is made to Note B of the Financial Statements included in the Joint Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management of the Company and the Partnership, the accompanying unaudited combined, consolidated and separate financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine month periods ended September 30, 1995 and 1994, and the cash flows for the nine months ended September 30, 1995 and 1994.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been omitted. It is suggested that the combined, consolidated and separate financial statements presented herein be read in conjunction with the financial statements and notes thereto included in the Company's and the Partnership's Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the operating results for the Company and the Partnership for the full year.

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

C.       RELATED PARTY TRANSACTIONS

The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the amount of $577,600 at September 30, 1995. This indebtedness was incurred in connection with personal loans.

This note bears interest at the "Applicable Federal rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under this note during fiscal 1995 was $577,600.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Company

Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

Management believes that the September 30, 1995 cash balances, the implementation of cost reduction measures by the Company and the properties it manages, the refinancing of Monte Vista, and the additional financing of the Monte Vista project will be sufficient to meet the liquidity needs of the Company.

Partnership

At present, the Partnership has no net liabilities and has not commenced operations. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.

RESULTS OF OPERATIONS

Company

Nine Months Ended September 30, 1995 Compared to
Nine Months Ended September 30, 1994

Net loss for the nine month period ended September 30, 1995 increased by $92,200 to a net loss of $134,700 over the same period in 1994 principally because of an increase in general and administrative expenses, and a further provision for impairment of investment in Homefree Investors, Ltd. (HILP) partnership of $45,200.

Total revenues for the nine month period ended September 30, 1995 decreased $24,500 below amounts recorded during the nine month period ended September 30, 1994. The decrease is attributable chiefly to other income recorded in 1994 that resulted from restoration of a receivable loss provision totalling $25,800 and earnings of $47,400 from an unconsolidated affiliate that represented an accounting adjustment to the investment in the affiliate, partially offset by an increase in management and administrative fees recorded during the nine months ended September 30, 1995.

Total expenses increased $112,100 for the same period over 1994 and were attributable principally to an increase in general and administrative expenses and the further provision for impairment of investment in HILP mentioned above. The net investment in HILP was considered to be impaired because the partnership has not commenced its planned operations.

The effective income tax rate used for purposes of determining the provision for income taxes with respect to the nine month period ended September 30, 1995 and 1994 is 34% and 37% respectively based on the projected annual effective tax rates for such fiscal years. No current liability has been estimated because of the availability of tax net operating losses that can be carried forward to the current period. Accordingly, the estimated tax liability has been recorded to deferred income taxes payable.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrants and in the capacities and on the dates indicated.

HOMEFREE VILLAGE RESORTS, INC.             HOMEFREE INVESTORS L.P.
-----------------------------------        -----------------------------------
Registrant (the "Company")                 Registrant (the "Partnership")
                                           by: Homefree General Partners,
                                               its General Partner
                                           by: Homefree Village Resorts, Inc.,
                                               a General Partner

/s/ Craig M. Bollman, Jr.                  /s/ Craig M. Bollman, Jr.
-----------------------------------        -----------------------------------
Craig M. Bollman, Jr.                      Craig M. Bollman, Jr.
Chairman of the Board                      Chairman of the Board
(Principal Executive and                   (Principal Executive and
 Financial Officer)                        Financial Officer)

Dated   November 14, 1995                  Dated November 14, 1995
      -----------------------------             ------------------------------

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
