Form 10-K405
period 1995-12-31
HOMEFREE VILLAGE RESORTS INC; HOMEFREE INVESTORS L P
filed 1996-06-21
CIK 65291, 820889

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                 JOINT ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995


Commission File Number: 1-8297              Commission File Number: 0-16156
(formerly 0-6627)

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

                              YES     NO  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X

State the aggregate market value of the voting stock held by non-affiliates of the registrants as of a specified date within 60 days prior to the date of filing. There have been no reported trades within the last twelve months on which to base a determination of market value. Based on a proposal for the Company to "go private" on the basis of a reverse stock split, the price to be paid for fractional shares would be at the rate of $.05 per share. Based on such price per share, such aggregate market value would be $208,000.

As of May 19, 1996, the Registrants had outstanding 10,483,982 shares of Common Stock and 10,483,982 Assignee Limited Partnership Interests.

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.     BUSINESS                                                        4
Item 2.     PROPERTIES                                                      9
Item 3.     LEGAL PROCEEDINGS                                              10
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

                                   PART II

Item 5.     MARKET FOR THE REGISTRANTS' "PAIRED SHARES" AND RELATED
            STOCKHOLDER MATTERS                                            12
Item 6.     SELECTED FINANCIAL DATA                                        13
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            14
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    18
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                         19

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             20
Item 11.    EXECUTIVE COMPENSATION                                         22
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                 24
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 26

                                   PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                                    27

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

                            BUSINESS OF THE COMPANY

GENERAL

    The Company is engaged primarily in the development and operation of adult recreational communities containing rental sites for manufactured homes and recreational homes. In recent years, the Company has focused on the development of recreational resort communities in Mesa, Arizona which offer extensive recreational facilities and social activities designed to appeal to active pre-retirement and retirement age people. During 1995 the Company operated and had interests in one community containing a total of approximately 832 rental sites located in Arizona. The Company also has interests in two communities containing approximately 2,300 rental sites located in Arizona. The Company has interests in such communities through Aristek Properties, Ltd., Aristek Western Properties Limited Partnership, and other affiliated partnerships in which the Company is the General Partner. The Company's objectives are to create and participate, through such partnerships, in the cash flow from these communities and share in appreciation in the value of such properties. The Company also receives income from development, management and administrative services.

RECENT DEVELOPMENTS

    The Company has filed a Transaction Statement on Schedule 13E-3 and a related Information Statement under Regulation 14(c) in connection with a proposed going private transaction and related one-for-100,000 reverse stock split of the Company's Paired Shares. The Company is in the process of responding to written comments received from the Securities and Exchange Commission ("SEC"). The Company's Board of Directors has approved the proposed going private transaction and the stockholders have approved the reverse stock split by the written consent of Craig M. Bollman, Jr., the Company's majority stockholder. The Company's Board of Directors, however, may postpone or abandon the proposed going private transaction and related reverse stock split at any time prior to its consummation, for any reason, including without limitation, if in the Directors' sole judgment, consummation of the reverse stock split would unduly deplete the Company's working capital.

    If the proposed reverse stock split is effected, it is anticipated that the Company will cease to be a reporting company under the Exchange Act. As a result, the Company would no longer file annual and quarterly reports, proxy statements, and other documents with the SEC. In addition, the Company would no longer be required to comply with the proxy rules of Regulation 14A promulgated under Section 14 of the Exchange Act, and its officers, directors, and 10%-or-greater stockholders would no longer be subject to the reporting requirements and "short-swing" security trading restrictions under Section 16 of the Exchange Act. Continuing stockholders will no longer be entitled to receive annual reports and proxy statements and will no longer have the benefit of a public market for their shares of the Company's stock.

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

AFFILIATED PARTNERSHIPS

    Aristek Properties, Ltd. The principal affiliated partnership of the Company is Aristek Properties, Ltd. ("Aristek Properties"). Aristek Properties was formed as a Colorado limited partnership in June 1976. The Company holds a 1% interest in Aristek Properties as sole General Partner and an additional 1% interest as a limited partner. Resortparks also owns a 1.3% interest as a limited partner. The remaining 96.7% of limited partnership interests is held by individual limited partners. The Company also held a 30% residual interest in Aristek Properties, which it recently relinquished. See BUSINESS -Residual Interests in Affiliated Partnerships.

    Although Aristek Properties has provided significant income tax benefits to its limited partners, Aristek Properties' primary objective is to create significant long-term capital appreciation which may be realized by the limited partners and the Company, as General Partner, through net proceeds from refinancing of the properties and, ultimately, net proceeds from the sale of such properties or the conversion of such properties to other residential or commercial uses and the distribution of the resulting cash to the partners. The Company, as General Partner of Aristek Properties, is also entitled to receive an annual administrative fee (currently an amount equal to 2.5% of the capital contributions of the partners), leasing commissions, management fees and development fees. However, this fee has not been paid since 1993.

    Aristek Properties has a 99% interest in Monte Vista I Joint Venture, an Arizona joint venture ("MVI"). The remaining interest in MVI is owned by the Company. Previously, Aristek Properties owned 60% and Aristek Western Properties Limited Partnership ("Aristek Western") owned 40% of MVI. Aristek Western transferred to Aristek Properties and to the Company its 40% interest in MVI, 39% to Aristek Properties, and 1% to the Company.

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

    In connection with obtaining such consent of the limited partners of Aristek Properties, such consenting limited partners granted to the Company, or its designee, an option to purchase their limited partnership interests in Aristek Properties. The option may be exercised by the Company between January 1, 1997 and November 30, 1998; in any event, the Company is required to exercise the option by November 30, 1998. The purchase price will be equal to the greater of $20,000 per limited partner Unit (an original $100,000 investment) or the fair market value (based on appraisal) of such limited partnership unit. Holders of twenty-six and one-half (26.5) Units granted the above described option, which would result in a minimum total purchase price for all such Units of $530,000.

    Aristek Western Properties Limited Partnership. The Company formed Aristek Western Properties Limited Partnership ("Aristek Western"), a Massachusetts limited partnership, in October 1984 for the purpose of acquiring, financing and developing or redeveloping adult recreational communities with affordable rental homesites for manufactured homes, located primarily in the Western and Southwestern United States. The Company has a 1% interest in Aristek Western as the General Partner, a 1.625% limited partnership interest and has residual equity interests as the General Partner and as a Special Limited Partner. See BUSINESS - Residual Interests in Affiliated Partnerships.

    Aristek Western purchased a 50% interest in a joint venture with an unaffiliated third party in July 1985. The joint venture purchased two adult recreational communities in Mesa, Arizona, named Good Life and Towerpoint. See
Item 2 - PROPERTIES. In September 1985, Aristek Western acquired from the Partnership a 30% interest in Monte Vista I Joint Venture. This interest was increased to 40% in July 1986. This 40% interest was transferred to Aristek Properties and the Company. See Item 1-BUSINESS OF THE COMPANY -Affiliated Partnerships; Aristek Properties, Ltd.

RESIDUAL INTERESTS IN AFFILIATED PARTNERSHIPS

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

    The Company planned a two-stage development process for Monte Vista. During the first stage, the Company developed 832 recreational home rental sites and extensive common facilities, including a 35,600 square foot social and recreation complex. This first stage is on 80 acres owned by MVI. Construction began in 1983 and was substantially completed in December 1984. Monte Vista opened for occupancy in January 1985.

    During the second stage, the Company plans to develop additional manufactured home sites on a portion of 80 acres conveyed by Aristek Properties to MVI, but such development is subject to the Company's ability to obtain financing for this development. There can be no assurance that the Company can obtain such financing. See Item 2 - PROPERTIES.

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

PERSONNEL

    During 1995 the Company employed two full-time employees. During 1995, the Company also employed between 27 and 55 additional full-time persons responsible for property operations. The compensation of these additional persons is borne by affiliated partnerships.

                          BUSINESS OF THE PARTNERSHIP

    Homefree Investors L.P. (the "Partnership"), a Delaware limited partnership, was formed on July 20, 1987 for the purpose of engaging in certain aspects of future business opportunities of the type presently conducted by the Company. The general partner of the Partnership is Homefree General Partners, a Delaware general partnership comprised of Bollman Associates, Inc., a Delaware corporation organized in June 1987, all of the capital stock of which is owned by Craig M. Bollman, Jr., President and Chairman of the Board of the Company, and the Company.

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

    Monte Vista. Monte Vista is an adult recreational community located in Mesa, Arizona containing 832 sites for recreational homes. Most sites are leased on an annual basis to residents who leave their homes at the site year-round. Remaining sites are reserved for monthly and weekly rentals. Most residents and guests stay at the community during the months from November through April. During the peak months of January through March, Monte Vista reached 90% occupancy for the past five years. The effective average occupancy based on annual rental income was approximately 95% during 1995. Monte Vista is owned by MVI, which is owned 99% by Aristek Properties and 1% by the Company. At December 31, 1995 the property was subject to a mortgage in the amount of $5,015,345 held by a commercial lender.

    Monte Vista II. In December 1983, the Company sold to Resortparks an 80-acre parcel on which the development of Monte Vista II is planned. See Item 1 - BUSINESS -Development Activities. This land was transferred in April 1990 to Aristek Properties. This land was transferred to MVI in October, 1991 and is subject to the above described mortgage.

    Good Life Travel Trailer Resort. Good Life is an adult recreational community located in Mesa, Arizona containing 1,198 sites for recreational vehicles. Most sites are rented on an annual basis with the remainder rented on a monthly or weekly basis. Most residents stay at the community during the months from November through April. Good Life is owned by H-H Resorts Joint Venture, which is owned 50% by Aristek Western and 50% by Hankins Enterprises, an unaffiliated third party. Good Life is managed by Hankins Enterprises and has historically been 100% occupied from January through April and the effective average occupancy based on annual rental income was 97% in 1995. At December 31, 1995, Good Life, together with the Towerpoint property described below, was subject to a mortgage in the principal amount of $9,122,124 held by a commercial lender.

    Towerpoint Travel Trailer Resort. Towerpoint is an adult recreational community located in Mesa, Arizona containing 1,115 sites for recreational vehicles. Most sites are rented on an annual basis with the remainder rented on a monthly or weekly basis. Most residents stay at the community during the months from November through April. Towerpoint is owned by H-H Resorts Joint Venture and is managed by Hankins Enterprises. Towerpoint has historically been 100% occupied from November through April and the effective average occupancy based on annual rental income was 98% in 1995. At December 31, 1995, Towerpoint, together with the Good Life property described above, was subject to a mortgage in the amount of $9,122,124 held by a commercial lender.

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

    There were approximately 548 record holders of the "Paired Shares" on December 31, 1995, as reported by the Registrants' transfer agent.

     During the two years ended December 31, 1995, the Company declared no dividends.

ITEM 6. SELECTED FINANCIAL DATA.

    The following data has been extracted from the combined annual financial statements of the Company and the Partnership. Such selected financial data should be read in conjunction with the registrants' financial statement and related notes incorporated by reference into "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.".


                                         YEAR             YEAR              YEAR              YEAR              YEAR
                                      ENDED DEC.        ENDED DEC.        ENDED DEC.        ENDED DEC.        ENDED DEC.
                                       31, 1995          31, 1994          31, 1993          31, 1992          31, 1991
                                     -----------       -----------       -----------       -----------       ------------
Revenues                             $   268,500       $   270,700       $   285,100       $   461,700       $ 1,233,000

Expenses                                 700,100           593,700           488,200           552,800         1,174,200

Earnings (losses)
  before income taxes                   (431,600)         (323,000)         (203,100)          (91,100)           58,800
                                                                                                             -----------
Income tax
  Benefit (Provision)                    200,000            87,000            43,000           (15,000)           (4,500)
                                     -----------       -----------       -----------       ------------      -----------

Net income (loss)                    $  (231,600)      $  (236,000)      $  (160,100)      $  (106,100)      $    54,300
                                     ------------      ============      ===========       ===========       ===========
Net earnings (losses)
  per share                          $      (.02)      $      (.02)      $      (.02)      $      (.01)      $       .01
                                     ===========       ===========       ===========       ===========       ===========
Weighted average
  shares outstanding                 $10,484,000       $10,484,000       $10,484,000       $10,484,000       $10,484,000
                                     ===========       ===========       ===========       ===========       ===========




                                                                          December 31,
                                   -------------------------------------------------------------------------------------------

                                           1995              1994             1993             1992            1991
Total assets                            $8,958,800        $9,242,300       $9,822,500       $9,922,000      $10,625,000

Long-term debt                          $7,154,500        $7,198,900       $7,204,400       $7,165,200      $ 7,301,300

Stockholders' Equity                    $1,026,300        $1,257,900       $1,493,900       $1,654,000      $ 1,760,100

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

    Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

    During the past three years, the Company has used cash of $176,500 to $413,300 per year in connection with the Company's operating activities. In each of the last three years, cash used for operating activities has included amounts ranging from $62,500 to $210,200 in connection with loans to the Company's President. During 1995, amounts aggregating $433,200 were applied as repayment of these loans. See Note 8 to the Financial Statements for a summary of loan activity and further discussion.

    During the three-year period, the Company has also used cash of $4,800 to $10,600 per year to repay principal on long- term debt, and a total $27,700 in 1993 and $88,400 in 1994 under financing arrangements related to a land option contract. The remaining payment of $44,000 to exercise the option to acquire a parcel of land has been deferred until 1997. Cash generated from financing activities totalled $150,500 in 1995. Pursuant to an agreement between Aristek Western and the Company, the partnership borrowed this amount from Aristek Western and loaned the proceeds to the Company. It is anticipated that this obligation will be repaid prior to end of the 1996 second quarter.

    The Company's investing activities have generated cash through the net collection of receivables from unconsolidated entities in each of the past three years, including $299,000 in 1995. Other uses of cash over the past three years have consisted of $35,000 to obtain the land option in 1993, $50,000 for a residual interest in Aristek Properties during 1994, and $29,700 for the purchase of office equipment from a third party. Management does not expect that the Company will be required to provide capital in 1996 for the Company's investments in Aristek Properties and Aristek Western, since both entities recently refinanced their debt obligations.

    The Company believes that it will be able to continue as a going concern. The Company is presently completing a response to the SEC's comments to its "going private". If completed this transaction will result in the Company's savings of approximately $50,000 per year in direct accounting, legal and administrative costs, along with a savings of considerable management time, thereby improving the Company's cash flow and efficiency of management. Further, the Company expects that improved operations of the Monte Vista project will generate additional cash flow, thereby resulting in additional repayment of the Company's loans to Aristek Properties and MV I. MV I also recently restructured its first mortgage debt, and generated additional financing, which will improve the Company's liquidity. The Company will also continue to reduce personnel and administrative costs, so as to minimize cash outflow until new sources of revenues can be obtained. The Company itself does not have long term debt and therefore, has no long term liquidity requirements. Aristek Properties Ltd. and Aristek Western Properties, in which the Company has an interest, are separate entities and have long term debt which the Company believes can be satisfied from the assets of the two entities.

    The Company's debt from affiliated entities was restructured in 1994.  See
Note 3 to the Financial Statements for a discussion of the provisions of such restructuring.

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

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The Company incurred a $231,600 loss for the year ended December 31, 1995.

    Total revenues for the year ended December 31, 1995 were $268,500 as compared to $270,700 for the year ended December 31, 1994.

    The decrease ($2,200) was attributable principally to a reduction in interest income partially offset by nominal increases in management and administrative fees and equity in earnings of unconsolidated entities.

    Management and administrative fees earned by the Company during 1995 are summarized below:

                                                                             1995
                                        -----------------------------------------------------------------------------------
                                                                                                   Aristek Western
                                                                                                   ---------------
                                              H-H Resorts                Monte Vista                  Properties
                                              -----------                -----------                  ----------
Management Fees                                $  83,900                  $  61,500                   $    -

Administrative Fees                            $     -                    $    -                      $ 100,000
                                               ---------                  ---------                   ---------
                                               $  83,900                  $  61,500                   $ 100,000
                                               =========                  =========                   =========


    Management fees earned by the Company during 1995 in connection with H-H Resorts' operation were calculated at 1.5% of the property's gross annual receipts ($5,491,900). Management fees earned by the Company during 1995 in connection with Monte Vista operations are calculated at 3.0% of the property's gross annual receipts ($2,051,100). Administrative fees earned during 1995 totalled $100,000 and were related to administrative functions for Aristek Western.

    Management and administrative fees earned by the Company during 1994 are summarized below:

                                                                              1994
                                        ---------------------------------------------------------------------------
                                                                                           Aristek Western
                                                                                           ---------------
                                              H-H Resorts            Monte Vista             Properties
                                              -----------            -----------             ----------
Management Fees                               $  82,200              $  62,400               $   -

Administrative Fees                           $    -                 $   -                   $ 100,000
                                              ---------              ---------               ---------
                                              $  82,200              $  62,400               $ 100,000
                                              =========              =========               =========




        Management and administrative fees for 1994 were calculated on the same basis as those for 1995. Gross receipts for H-H Resorts and Monte Vista totaled $5,435,800 and $2,081,700 respectively for 1994.

        See (Item 2 PROPERTIES) for a discussion concerning occupancy rates for the properties.

        Total expenses for the year ended December 31, 1995 were $700,100 as compared to $593,700 for the previous year. The increase in expenses resulted principally from losses of $93,600 recorded in connection with related party receivables and administrative fees. The receivables from officer and administrative fees are more fully described in Note 8 to the Financial Statements.

        The effective tax rate used to calculate the net income tax benefit for 1995 was 49%. See Note 4 to the Financial Statements for a summary of income taxes.

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

        Management and administrative fees for 1994 ($244,600) were $8,800 below 1993 levels principally because of a decision not to accrue management fees owed by APL. Gross receipts from operations of the H-H Resorts and Monte Vista properties totalled $5,255,100 and $1,969,300 respectively for 1993.

        Total expenses for the year ended December 31, 1994 were $593,700 as compared to $477,100 for the previous year. The increase in expenses resulted principally from an additional provision for loss on receivables ($53,100) and an increase in general and administrative expenses of $45,900 and an increase in equity in losses of APL ($13,000). The increase in general and administrative expenses includes an increase in accounting services and external audit fees of $33,000.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and establishes standards for determining impairment of long-lived assets, such as the Company's land option costs. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, management estimates that the application of the new standard would not have a material impact on the Company's 1995 financial statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data are included in Part IV of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company's and the Partnership's 1990 financial statements were audited by Deloitte & Touche, independent certified public accountants. In 1994, the Company changed its auditors to HEIN + ASSOCIATES LLP, which audited the 1991 and 1992, and the 1993, 1994 and 1995 financial statements included in this report.

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

                                    POSITION               PERIOD OF SERVICE
NAME                      AGE       WITH THE COMPANY       AS DIRECTOR
- ----                      ---       ----------------       -----------
Craig M. Bollman, Jr.     58        Chairman of the        Since Feb. 24, 1977
                                    Board, President

Phyllis A. Bollman        55        None                   Since Feb. 24, 1977

Taylor M. Bollman         18        None                   Since Feb. 18, 1996

All directors are elected to serve until the next annual meeting of stockholders or until their successors are chosen and qualify, or until they resign or are replaced.

    During the year 1995, the Company had a Board of Directors consisting of Craig M. Bollman, Jr., Phyllis A. Bollman, W. Phillip Marcum, Michael T. Oliver and Anthony B. Petrelli. Messrs. Marcum, Oliver and Petrelli resigned from the Board as of February 18, 1996, at which time the Board was reduced to three members and Taylor M. Bollman was elected as the third director.

    (B)      IDENTIFICATION OF EXECUTIVE OFFICER

    The name and age of the only executive officer of the Company, the position and office with the Company held by such person, and the periods served are as follows:


                                    POSITION               PERIOD OF SERVICE
NAME                      AGE       WITH THE COMPANY       AS DIRECTOR
- ----                      ---       ----------------       -----------
Craig M. Bollman, Jr.     58        Chairman of the        Since Feb. 24,
                                    Board, President       1977

    All officers are elected to serve until their successors are duly elected and qualified or until they resign or are replaced.

    (C)      FAMILY RELATIONSHIPS

    Craig M. Bollman, Jr. and Phyllis A. Bollman are married, Taylor M. Bollman is Mr. and Mrs. Bollman's son. No other family relationship exists among the directors or executive officers.

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

    PHYLLIS A. BOLLMAN. Mrs. Bollman has served as a director of the Company since February 24, 1977. Mrs. Bollman served as the president and a director of a departmental advisory board at Denver's University Hospital from 1982 until 1986. Neither of these organizations is a parent, subsidiary or other affiliate of the Company.

    TAYLOR M. BOLLMAN. Mr. Bollman will attend Harvard college in the fall of 1996.

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

ITEM 11. EXECUTIVE COMPENSATION.

                                  THE COMPANY

    (A) EXECUTIVE COMPENSATION

    Set forth below is a summary of the compensation paid to Craig M. Bollman, the Company's only executive officer, in each of the last three years:

                                OTHER ANNUAL(1)    OPTIONS      ALL OTHER (2)
YEAR     SALARY       BONUS     COMPENSATION       GRANTED      COMPENSATION
- ----     ------       -----     ------------       -------      ------------
1995     $175,000      --         $23,048            --          --$210,200
1994     $175,000      --         $23,500            --          --$113,400
1993     $174,038      --         $19,000            --          --$ 62,500


(1)  Cost of health and life insurance.

(2) Represents payments by Bollman Associates, Inc. to Mr. Bollman of accrued administrative fees payable by the Partnership to Homefree General Partners.

    (B)      COMPENSATION OF DIRECTORS

    Phyllis A. Bollman, a current director, and Messrs. Marcum, Oliver and Petrelli, former directors, each received directors fees of $2,000 during the twelve months ended December 31, 1995. Taylor M. Bollman was not a director in 1995, and received no fees of any type. One meeting was held in the twelve months ended December 31, 1995. In addition, all directors receive $200 for each meeting of the Board of Directors they attend and are reimbursed for travel expenses incurred in attending such meetings. One meeting was held in the twelve months ended December 31, 1995. Directors are expected to receive similar compensation in 1996.

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

COMPENSATION TO HOMEFREE GENERAL PARTNERS

    The Partnership Agreement provides for the payment of an administrative fee to Homefree General Partners of $75,000 per annum. This fee is subject to adjustment by the Board of Directors of the Company and may be canceled in any year by the Board of Directors in its capacity as a general partner of Homefree General Partners. In return for this fee, Homefree General Partners will attempt to locate and negotiate investment opportunities for the Partnership, will attempt to arrange financing for such investments and will administer the affairs of the Partnership. The agreement of Homefree General Partners provides that the annual administrative fee will be payable to Bollman Associates, Inc. for providing services to the Partnership, as compensation for its role as a general partner of Homefree General Partners and for assuming the risks incident to such role. Such fees aggregating $210,200 were paid for the twelve months ended December 31, 1995. The Partnership Agreement also provides for reimbursement to Homefree General Partners of all expenses incurred by it in connection with the Partnership. To the extent that Bollman Associates, Inc. incurs expenses, it will be reimbursed by Homefree General Partners, which in turn will be reimbursed by the Partnership. Homefree General Partners has not incurred any expenses on behalf of the Partnership for which it would be entitled to reimbursement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                  THE COMPANY

    (A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of May 19, 1996, persons or groups known to the Company to own beneficially more than five percent of the issued and outstanding shares of Common Stock, which is the only class of voting securities of the Company, are set forth in the following table:

                               SHARES OF COMMON
                              STOCK BENEFICIALLY
                            OWNED ON MAY 19, 1996


                                       AMOUNT AND
                                       NATURE OF
  NAME AND ADDRESS                     BENEFICIAL         PERCENT OF
OF BENEFICIAL OWNER                    OWNERSHIP          CLASS (1)
- -------------------                    ---------          ---------
Craig M. Bollman, Jr.                  6,325,288           60.3%
1400 S. Colorado Boulevard
Suite 410
Denver, CO  80222


The Aristek Foundation                   711,652 (2)        6.8%
1400 S. Colorado Boulevard
Suite 410
Denver, CO  80222


(1) The percentages shown are based upon 10,483,982 issued and outstanding shares of Common Stock as of May 19, 1996. Craig M. Bollman, Jr. is not a holder of any option to purchase shares of Common Stock of the Company.

(2) With respect to shares held by The Aristek Foundation, Mr. Bollman has sole voting and investment power, but in which he has no pecuniary interest.
    Mr. Bollman disclaims beneficial ownership of the shares held by The Aristek Foundation.

    (B)      SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the shares of Common Stock of the Company beneficially owned by each director and by the directors and officers of the Company as a group as of May 19, 1996, and their percentage ownership thereof:

                               SHARES OF COMMON
                              STOCK BENEFICIALLY
                            OWNED ON MAY 19, 1996


                                           AMOUNT AND
                                           NATURE OF
                                           BENEFICIAL             PERCENT OF
NAME OF DIRECTOR                           OWNERSHIP              CLASS (1)
- ----------------                           ---------              ---------
Craig M. Bollman, Jr.                      6,325,288                60.3%

The Aristek Foundation                       711,652 (2)             6.8%

All directors and officers as a            7,036,940                67.1%
group (1 person and one
Foundation)




(1) The percentages shown for all directors and the directors and officers as a group are based upon 10,483,982 shares issued and outstanding as of May 19, 1996.

(2) With respect to shares held by The Aristek Foundation, Mr. Bollman has sole voting and investment power, but in which he has no pecuniary interest.
    Mr. Bollman disclaims beneficial ownership of the shares held by The Aristek Foundation.


                                THE PARTNERSHIP

    The following table sets forth the assignee limited partnership interests of the Partnership beneficially owned by each director and by the directors and officers of the Company as a group as of May 19, 1996, and their percentage ownership thereof:


                         ASSIGNEE LIMITED PARTNERSHIP
                            INTEREST BENEFICIALLY
                            OWNED ON MAY 19, 1996


                                           AMOUNT AND
                                           NATURE OF
                                           BENEFICIAL             PERCENT OF
NAME OF DIRECTOR                           OWNERSHIP              CLASS (1)
- ----------------                           ---------              ---------
Craig M. Bollman, Jr.                       6,325,288               60.3%

The Aristek Foundation                        711,652 (2)            6.8%

All directors and officers as               7,036,940               67.1%
a group (1 person and 1
Foundation)


(1) The percentages shown for all other directors and the directors and officers as a group are based upon 10,483,982 assignee limited partnership interests issued and outstanding as of May 19, 1996.

(2) With respect to shares held by The Aristek Foundation, Mr. Bollman has sole voting and investment power, but in which he has no pecuniary interest.
     Mr. Bollman disclaims beneficial ownership of the shares held by The Aristek Foundation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    (A)      CERTAIN BUSINESS RELATIONSHIPS

    Bollman Associates, Inc. and the Company are the general partners of Homefree General Partners. Homefree General Partners is the general partner of the Partnership. Bollman Associates, Inc. is entitled to receive a $75,000 annual administrative fee to be paid by the Partnership to Homefree General Partners for administrative services, when and if such fee is paid by the Partnership. See Item 11, EXECUTIVE COMPENSATION - THE PARTNERSHIP. The aggregate amount owed by the Partnership to Bollman Associates, Inc. as of December 31, 1995 is $240,845. This amount has not been accrued as of December 31, 1995 inasmuch as there can be no assurance that the Partnership will have sufficient funds to meet the obligation. Craig M. Bollman, Jr., a director, President and Chairman of the Board of the Company, is the sole stockholder of Bollman Associates, Inc.

    (B)      INDEBTEDNESS OF MANAGEMENT

    The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the aggregate amount of $310,000 at December 31, 1995. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal Rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under these notes during fiscal 1995 was $310,000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                   Page
                                                                                                   ----
HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.
- ----------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                                         S-1
Combined Balance Sheets -- December 31, 1995 and 1994                                                S-2
Combined Statements of Operations -- Years ended December 31, 1995, 1994 and 1993,                   S-3
Combined Statement of Stockholders' Equity and Partners' Deficit --
  Years ended December 31, 1995, 1994 and 1993                                                       S-4
Combined Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993.                   S-5

HOMEFREE VILLAGE RESORTS, INC.
- ------------------------------
Independent Auditor's Report                                                                         S-6
Consolidated Balance Sheets -- December 31, 1995, 1994, and 1993.                                    S-7
Consolidated Statements of Operations -- Years ended December 31, 1995, 1994 and
  1993.                                                                                              S-8
Consolidated Statement of Stockholders' Equity -- Years ended December 31,
  1995, 1994, and 1993.                                                                              S-9
Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994
  and 1993 .                                                                                        S-10

HOMEFREE INVESTORS L.P.
- -----------------------
Independent Auditor's Report                                                                        S-11
Balance Sheets -- December 31, 1995 and 1994.                                                       S-12
Statements of Operations -- Years ended December 31, 1995, 1994 and 1993                            S-13
Statement of Partners' Capital (Deficit) -- Years ended December 31, 1995, 1994,
  and 1993.                                                                                         S-14
Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993.                           S-15
NOTES TO FINANCIAL STATEMENTS -- Years ended December 31, 1995, 1994,
  and 1993.                                                                                         S-16

ARISTEK PROPERTIES, LTD.
- ------------------------
Independent Auditor's Report                                                                        S-27
Balance Sheets -- December 31, 1995 and 1994.                                                       S-28
Statements of Operations -- Years ended December 31, 1995, 1994 and 1993                            S-29
Statement of Partners' Capital -- Years ended December 31, 1995, 1994,
  and 1993.                                                                                         S-30
Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993.                           S-31
NOTES TO FINANCIAL STATEMENTS                                                                       S-33


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

27.1    FDS - Homefree Village Resorts, Inc.

27.2    FDS - Homefree Investors L.P.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOMEFREE VILLAGE RESORTS, INC.           HOMEFREE INVESTORS L.P.



/s/ CRAIG BOLLMAN, JR.                   /s/ CRAIG M. BOLLMAN, JR.
- -----------------------------------      -------------------------------------
By: (s) Craig Bollman, Jr.               By: Homefree General Partners,
    Craig M. Bollman, Jr.                its General Partner
    Chairman of the Board
    (Principal Executive Officer)
                                         By Homefree Village Resorts,
                                         Inc., a General Partner
Date: June 14, 1996
                                         By:  (s)  Craig M. Bollman, Jr.
                                         Craig M. Bollman, Jr.
                                         President

                                         Date: June 14, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:


Craig M. Bollman, Jr.                Craig M. Bollman, Jr.
Chairman of the Board                Sole Director,
(Principal Executive and
Financial Officer)                   Bollman Associates, Inc.
                                     a General Partner of
Dated: June 14, 1996                 Homefree General Partners,
                                     General Partner of
                                     Homefree Investors L.P.
                                     (Principal Executive and Financial Officer)

                                     Date: June 14, 1996

MAJORITY OF THE BOARD OF DIRECTORS

Craig M. Bollman, Jr.
Director

Date: June 14, 1996


Phyllis A. Bollman
Director

Date:  June 14, 1996

[ARTICLE] 5
[CIK] 0000065291
[NAME] HOMEFREE VILAGE RESORTS, INC.

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                          38,700
[SECURITIES]                                         0
[RECEIVABLES]                                8,620,200
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                42,700
[PP&E]                                         127,900
[DEPRECIATION]                                 110,000
[TOTAL-ASSETS]                               8,958,800
[CURRENT-LIABILITIES]                          289,500
[BONDS]                                      7,154,500
[COMMON]                                        10,500
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   1,015,800
[TOTAL-LIABILITY-AND-EQUITY]                 8,958,800
[SALES]                                              0
[TOTAL-REVENUES]                               268,500
[CGS]                                                0
[TOTAL-COSTS]                                  477,800
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                               222,300
[INTEREST-EXPENSE]                               3,900
[INCOME-PRETAX]                              (431,600)
[INCOME-TAX]                                 (200,000)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (231,600)
[EPS-PRIMARY]                                    (.02)
[EPS-DILUTED]                                        0

[ARTICLE] 5
[CIK] 0000820889
[NAME] HOMEFREE INVESTORS LP

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                          38,700
[SECURITIES]                                         0
[RECEIVABLES]                                8,620,200
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                42,700
[PP&E]                                         127,900
[DEPRECIATION]                                 110,000
[TOTAL-ASSETS]                               8,958,800
[CURRENT-LIABILITIES]                          289,500
[BONDS]                                      7,154,500
[COMMON]                                        10,500
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   1,015,800
[TOTAL-LIABILITY-AND-EQUITY]                 8,958,800
[SALES]                                              0
[TOTAL-REVENUES]                               268,500
[CGS]                                                0
[TOTAL-COSTS]                                  477,800
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                               222,300
[INTEREST-EXPENSE]                               3,900
[INCOME-PRETAX]                              (431,600)
[INCOME-TAX]                                 (200,000)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (231,600)
[EPS-PRIMARY]                                    (.02)
[EPS-DILUTED]                                        0

                           INDEX TO FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----
HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.

INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1
COMBINED BALANCE SHEETS - December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-2
COMBINED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . S-3
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT - For the Years Ended
       December 31, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-4
COMBINED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . S-5


HOMEFREE VILLAGE RESORTS, INC.

INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-6
CONSOLIDATED BALANCE SHEETS - December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-7
CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . S-8
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - For the Years Ended December 31,
       1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-9
CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . .  S-10


HOMEFREE INVESTORS L.P.

INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-11
BALANCE SHEETS - December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-12
STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . .  S-13
STATEMENTS OF PARTNERS' CAPITAL - For the Years Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . .  S-14
STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . .  S-15

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-16


ARISTEK PROPERTIES, LTD.

INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-27
CONSOLIDATED BALANCE SHEETS - December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-28
CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . .  S-29
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT - For the Years Ended
       December 31, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-30
CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1995,
       1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-33

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Homefree Village Resorts, Inc.
Denver, Colorado

To the Partners
Homefree Investors L.P.
Denver, Colorado

We have audited the accompanying combined balance sheets of Homefree Village Resorts, Inc. (a Delaware Corporation) and subsidiaries and Homefree Investors L.P. (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related combined statements of operations, stockholders' equity and partners' deficit, and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's and Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Homefree Village Resorts, Inc. and subsidiaries and Homefree Investors L.P. as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company and the Partnership will continue as a going concerns, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company and the Partnership have suffered substantial operating losses, and anticipate the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Company and the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP


Denver, Colorado
June 12, 1996

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                            COMBINED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                                                                  1995                1994
                                                    ASSETS
CURRENT ASSETS:
    Cash and equivalents                                                       $   38,700          $   10,600
    Other current assets                                                            4,000               9,600
                                                                               ----------          ----------
            Total current assets                                                   42,700              20,200

RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net                                   8,620,200           8,915,600

INVESTMENTS IN UNCONSOLIDATED ENTITIES                                             82,400              94,400

PROPERTY AND EQUIPMENT, at cost:
    Office furniture and equipment                                                102,900              95,100
    Vehicles                                                                       25,000              25,000
                                                                               ----------          ----------
                                                                                  127,900             120,100
    Accumulated depreciation                                                     (110,000)           (103,600)
                                                                               ----------          ----------
            Net property and equipment                                             17,900              16,500

LAND OPTION COSTS                                                                 195,600             195,600
                                                                               ----------          ----------

TOTAL ASSETS                                                                   $8,958,800          $9,242,300

                           LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                      $   94,600          $   93,600
    Payable to AWP                                                                150,500               -
    Current maturities of long-term debt                                           44,400               -
            Total current liabilities                                             289,500              93,600

LONG-TERM DEBT, less current maturities:
    Unconsolidated entity                                                       7,154,500           7,154,500
    Other                                                                           -                  44,400

DEFERRED INCOME TAXES                                                               -                 200,000

DEFERRED PROFIT                                                                   488,500             488,500

OTHER LIABILITIES, payable to unconsolidated entities                               -                   3,400

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 8)

STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT:
    Preferred stock, $1.00 par value; 3,000,000 shares authorized; none
       issued and outstanding                                                       -                   -

    Common stock, $.001 par value; 15,000,000 shares authorized; 10,484,000
       shares issued and outstanding                                               10,500              10,500
    Additional paid-in capital                                                  3,537,000           3,537,000
    Accumulated deficit                                                        (2,293,100)         (2,061,800)
    Partners' deficit - limited partners                                         (228,100)           (227,800)
                                                                               ----------          ----------
            Total stockholders' equity and  partners' deficit                   1,026,300           1,257,900

TOTAL LIABILITIES, STOCKHOLDERS' EQUITY AND
   PARTNERS' DEFICIT                                                           $8,958,800          $9,242,300




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF OPERATIONS


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                           1995            1994             1993
                                                                       -----------      -----------     -----------
REVENUES:
      Management and administrative fees from
            unconsolidated entities                                    $   245,400      $   244,600     $   253,400
      Equity in earnings of AWP                                             11,000           10,800          16,900
      Interest                                                              12,100           15,300          14,800
                                                                           268,500          270,700         285,100

EXPENSES:

      General and administrative                                           450,900          429,400         394,600
      Interest                                                               3,900            9,600           5,000
      Equity in losses of APL                                               23,000           26,000          13,000
      Loss on related party receivables/administrative fee                 222,300          128,700          75,600
                                                                       -----------      -----------     -----------
                                                                           700,100          593,700         488,200

LOSS BEFORE INCOME TAXES                                                  (431,600)        (323,000)       (203,100)

DEFERRED INCOME TAX BENEFIT                                                200,000           87,000          43,000
                                                                       -----------      -----------     -----------

NET LOSS                                                               $  (231,600)     $  (236,000)    $  (160,100)


NET LOSS PER PAIRED SHARE                                              $      (.02)     $      (.02)    $      (.02)

WEIGHTED AVERAGE PAIRED SHARES OUTSTANDING                              10,484,000       10,484,000      10,484,000





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

       COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                   ADDITIONAL
                                      PAIRED       COMMON STOCK     PAID-IN        ACCUMULATED       PARTNERS'
                                      SHARES          AMOUNT        CAPITAL          DEFICIT          DEFICIT             TOTAL
                                    ----------     ------------   -----------     ------------       ---------          ----------
 BALANCES, January 1, 1993          10,484,000       $10,500      $ 3,537,000     $(1,677,400)       $(216,100)         $1,654,000


       Net loss                          -             -                -            (148,700)         (11,400)           (160,100)

 BALANCES, December 31, 1993        10,484,000        10,500        3,537,000      (1,826,100)        (227,500)          1,493,900

       Net loss                          -             -                -            (235,700)            (300)           (236,000)
                                    ----------       -------       ----------     -----------        ---------          ----------

 BALANCES, December 31, 1994        10,484,000        10,500        3,537,000      (2,061,800)        (227,800)          1,257,900


       Net loss                          -             -                -            (231,300)            (300)           (231,600)

 BALANCES, December 31, 1995        10,484,000       $10,500       $3,537,000     $(2,293,100)       $(228,100)         $1,026,300
                                    ----------       -------       ----------     -----------        ---------          ----------





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                             1995            1994              1993
                                                                           ---------      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(231,600)     $(236,000)        $(160,100)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation                                                     6,400          6,300             8,700
              Amortization                                                     -              -                11,100
              Equity in losses (earnings) of unconsolidated
                   entities, net                                              12,000         15,200            (3,900)
              Cash advances to officer and director                         (210,200)      (113,400)          (62,500)
              Provision for loss on related party receivables                222,300        128,700            75,600

              Deferred income taxes                                         (200,000)       (87,000)          (43,000)
              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Accrued interest receivable - officer and director        (12,100)       (15,300)          (13,100)
                   Other assets                                                5,600        (23,200)           19,000
                   Receivables from unconsolidated entities                   (3,600)        49,600            15,800
              Increase (decrease) in:
                   Accounts payable and accrued expenses                       1,000         37,300           (27,600)
                   Other                                                      (3,400)          -                3,100
                                                                            --------       --------          --------
         Net cash used in operating activities                              (413,600)      (237,800)         (176,900)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash advances to unconsolidated entities                                  -               (700)           (4,500)
     Collection of advances from unconsolidated entities                     299,000        374,900            10,000
     Cash advance for land option                                              -              -               (35,000)
     Investment in unconsolidated entities                                     -            (50,000)            -
     Purchase of equipment                                                    (7,800)       (11,300)          (10,600)
                                                                            --------       --------          --------
         Net cash provided by (used in) investing activities                 291,200        312,900           (40,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance from related party                                              150,500          -                 -
     Payments under land option contract                                       -            (88,400)          (27,700)
     Principal payments on long-term debt                                      -            (10,600)           (4,800)
         Net cash provided by (used in) financing activities                 150,500        (99,000)          (32,500)
                                                                            --------       --------          --------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               28,100        (23,900)         (249,500)

CASH AND EQUIVALENTS, beginning of year                                       10,600         34,500           284,000
                                                                            --------       --------          --------

CASH AND EQUIVALENTS, end of year                                           $ 38,700       $ 10,600          $ 34,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid for:
              Interest                                                      $  3,900       $ 11,000          $  3,600
                                                                            ========       ========          ========

              Income taxes                                                  $   -          $   -             $   -
                                                                            ========       ========          ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES -

         Obligation under land option contract                              $   -          $160,600          $   -
                                                                            ========       ========          ========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Homefree Village Resorts, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Homefree Village Resorts, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homefree Village Resorts, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has suffered substantial operating losses and anticipates the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP


Denver, Colorado
June 12, 1996

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                   1995                1994
                                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents                                                     $    38,700         $    10,600
      Other current assets                                                           4,000               9,600
                                                                               -----------         -----------
         Total current assets                                                       42,700              20,200

RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net                                    8,620,200           8,915,600

INVESTMENTS IN UNCONSOLIDATED ENTITIES                                              82,400              94,400

PROPERTY AND EQUIPMENT, at cost:
      Office furniture and equipment                                               102,900              95,100
      Vehicles                                                                      25,000              25,000
                                                                                   127,900             120,100
      Accumulated depreciation                                                    (110,000)           (103,600)
         Net property and equipment                                                 17,900              16,500


LAND OPTION COSTS                                                                  195,600             195,600
                                                                               -----------         -----------

TOTAL ASSETS                                                                   $ 8,958,800         $ 9,242,300

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                    $    94,600         $    93,600
      Payable to AWP                                                               150,500               -
      Current maturities of long-term debt                                          44,400               -
         Total current liabilities                                                 289,500              93,600

LONG-TERM DEBT, less current maturities:
      Unconsolidated entity                                                      7,154,500           7,154,500
      Other                                                                          -                  44,400

DEFERRED INCOME TAXES                                                                -                 200,000

DEFERRED PROFIT                                                                    488,500             488,500

OTHER LIABILITIES, payable to unconsolidated entities                                -                   3,400

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 8)

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value; 3,000,000 shares authorized; none
         issued and outstanding                                                      -                   -
      Common stock, $.001 par value; 15,000,000 shares authorized; 10,484,000
         shares issued and outstanding                                              10,500              10,500
      Additional paid-in capital                                                 3,537,000           3,537,000
      Accumulated deficit                                                       (2,521,200)         (2,289,600)
             Total stockholders' equity                                          1,026,300           1,257,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 8,958,800         $ 9,242,300
                                                                               ===========         ===========





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                    1995            1994             1993
REVENUES:
      Management and administrative fees from unconsolidated
         entities                                              $   245,400       $   244,600      $   253,400
      Equity in earnings of AWP                                     11,000            10,800           16,900
      Interest                                                      12,100            15,300           14,800
                                                               -----------       -----------      -----------
                                                                   268,500           270,700          285,100

EXPENSES:

      General and administrative                                   450,600           429,100          383,200
      Interest                                                       3,900             9,600            5,000
      Equity in losses of APL                                       23,000            26,000           13,000
      Impairment of investment in HILP                                 300               300              300
      Loss on related party receivables/administrative fee         222,300           128,700           75,600
                                                               -----------       -----------      -----------
                                                                   700,100           593,700          477,100

LOSS BEFORE INCOME TAXES                                          (431,600)         (323,000)        (192,000)

DEFERRED INCOME TAX BENEFIT                                        200,000            87,000           43,000
                                                               -----------       -----------      -----------

NET LOSS                                                       $  (231,600)      $  (236,000)     $  (149,000)

NET LOSS PER COMMON SHARE                                      $      (.02)      $      (.02)     $      (.01)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                        10,484,000        10,484,000       10,484,000
                                                               ===========       ===========      ===========





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                              COMMON STOCK                     Additional
                                    -----------------------------               Paid-in          Accumulated
                                     Shares              Amount                 Capital            Deficit              Total
 BALANCES, January 1, 1993          10,484,000           $10,500              $3,537,000        $(1,904,600)         $1,642,900

       Net loss                          -                 -                       -               (149,000)           (149,000)
                                    ----------           -------              ----------        -----------          ----------

 BALANCES, December 31, 1993        10,484,000            10,500               3,537,000         (2,053,600)          1,493,900

       Net loss                          -                 -                       -               (236,000)           (236,000)
                                    ----------           -------              ----------        -----------          ----------

 BALANCES, December 31, 1994        10,484,000            10,500               3,537,000         (2,289,600)          1,257,900

       Net loss                          -                 -                       -               (231,600)           (231,600)
                                    ----------           -------              ----------        -----------          ----------

 BALANCES, December 31, 1995        10,484,000           $10,500              $3,537,000        $(2,521,200)         $1,026,300
                                    ==========           =======              ==========        ===========          ==========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                HOMEFREE VILLAGE RESORTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                                1995         1994           1993
                                                                             ---------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(231,600)    $(236,000)     $(149,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation                                                       6,400         6,300          8,700
              Equity in losses (earnings) of unconsolidated
                   entities, net                                                12,000        15,200         (3,900)
              Impairment of investment in HILP                                     300           300            300
              Cash advances to officer and director                           (210,200)     (113,400)       (62,500)

              Provision for loss on related party receivables                  222,300       128,700         75,600
              Deferred income tax benefit                                     (200,000)      (87,000)       (43,000)
              Changes in operating assets and liabilities:
                   Decrease (increase) in:
                       Accrued interest receivable - officer and
                            director                                           (12,100)      (15,300)       (13,100)
                       Other assets                                              5,600       (23,200)        19,400
                       Receivables from unconsolidated entities                 (3,600)       49,600         15,500
                   Increase (decrease) in:
                       Accounts payable and accrued expenses                     1,000        37,300        (27,600)
                       Other                                                    (3,400)         -             3,100
         Net cash used in operating activities                                (413,300)     (237,500)      (176,500)
                                                                             ---------     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash advances to unconsolidated entities                                    -              (700)        (4,500)
     Collection of advances from unconsolidated entities                       299,000       374,900         10,000
     Cash advance for land option                                                -             -            (35,000)
     Investment in unconsolidated entities                                        (300)      (50,300)          (400)
     Purchase of equipment                                                      (7,800)      (11,300)       (10,600)
                                                                             ---------     ---------      ---------
         Net cash provided by (used in) investing activities                   290,900       312,600        (40,500)
                                                                             ---------     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advance from related party                                                150,500         -              -
     Payments under land option contract                                         -           (88,400)       (27,700)
     Principal payments on long-term debt                                        -           (10,600)        (4,800)
         Net cash provided by (used in) financing activities                   150,500       (99,000)       (32,500)
                                                                             ---------     ---------      ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 28,100       (23,900)      (249,500)

CASH AND EQUIVALENTS, beginning of year                                         10,600        34,500        284,000

CASH AND EQUIVALENTS, end of year                                            $  38,700     $  10,600      $  34,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid for:
              Interest                                                       $   3,900     $  11,000      $   3,600
                                                                             =========     =========      =========

              Income taxes                                                   $   -         $   -          $   -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES -

         Obligation under land option contract                               $   -         $ 160,600      $   -
                                                                             =========     =========      =========





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT




To the Partners
Homefree Investors L.P.
Denver, Colorado


We have audited the accompanying balance sheets of Homefree Investors L.P. (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homefree Investors L.P. as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Partnership has suffered losses from inception, and anticipates the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP


Denver, Colorado
June 12, 1996

                            HOMEFREE INVESTORS L.P.

                                 BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                               -----------------------------
                                                                                     1995          1994
                                                                               --------------- -------------
                                                   ASSETS
                                                   ------

 CURRENT ASSET, receivable from Homefree Village Resorts, Inc.                     $150,500        $-
                                                                                   ========        ======


                                      LIABILITIES AND PARTNERS' CAPITAL
                                      ---------------------------------

 CURRENT LIABILITY, payable to AWP                                                 $150,500        $-

 COMMITMENT (NOTE 8)

 PARTNERS' CAPITAL                                                                    -             -

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $150,500        $-
                                                                                   ========        ======


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                            STATEMENTS OF OPERATIONS


                                                                          YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------
                                                                   1995              1994              1993
                                                            ------------------ ----------------  ---------------
REVENUE                                                             $-               $-                $-

EXPENSES:
       Amortization of organization costs                            -                -                11,100
       General and administrative                                      300              300               400
                                                                     -----            -----          --------

NET LOSS                                                             $(300)           $(300)         $(11,500)
                                                                     =====            =====          ========


NET LOSS PER LIMITED PARTNERSHIP INTEREST                           $-               $-                $-

WEIGHTED AVERAGE LIMITED PARTNERSHIP
       INTERESTS OUTSTANDING                                    10,484,000       10,484,000        10,484,000





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                          GENERAL           LIMITED
                                                                          PARTNER*         PARTNERS          TOTAL
                                                                      ----------------  ---------------  -------------
BALANCES, January 1, 1993                                                 $227,200         $(216,100)       $11,100

       Partner's capital contributions                                          400            -                400
       Net loss                                                               (100)          (11,400)       (11,500)

BALANCES, December 31, 1993                                                227,500          (227,500)         -

       Partner's capital contributions                                          300            -                300
       Net loss                                                              -                  (300)          (300)
                                                                             -----              ----           ----

BALANCES, December 31, 1994                                                227,800          (227,800)         -

       Partner's capital contributions                                          300            -                300
       Net loss                                                              -                  (300)          (300)
                                                                             -----              ----           ----

BALANCES, December 31, 1995                                               $228,100         $(228,100)        $-



________________________
* The General Partner's capital account is eliminated for purposes of the combined financial statements.





                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            HOMEFREE INVESTORS L.P.

                            STATEMENTS OF CASH FLOWS


                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                   -------------------------------------------
                                                                       1995           1994           1993
                                                                   -------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(300)        $(300)       $(11,500)
    Adjustments to reconcile net loss to net cash from operating activities:
           Amortization                                                 -             -              11,100
           Increase in:
               Receivable from Homefree Village Resorts, Inc.        (150,500)        -               -
               Payable to related party                               150,500         -               -
                                                                      -------         -----           -----

       Net cash provided by operating activities                         (300)         (300)           (400)

CASH FLOWS FROM INVESTING ACTIVITIES                                    -             -               -

CASH FLOWS FROM FINANCING ACTIVITIES -
    Capital contributions by general partner                              300           300             400
                                                                          ---           ---             ---

NET CHANGE IN CASH                                                      -             -               -

CASH, beginning of year                                                 -             -               -
                                                                        -----         -----           -----


CASH, end of year                                                      $-            $-              $-



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



1.    ORGANIZATION AND NATURE OF OPERATIONS:

      Nature of Operations - The Company is engaged primarily in the development and operation of adult recreational communities containing rental sites for manufactured homes and recreational homes. The Company has interests in such communities through Aristek Properties, Ltd., and Aristek Western Properties Limited Partnership, in which the Company is the general partner. The Company's objectives are to create and participate, through such partnerships, in the cash flow from these communities and share in appreciation in the value of such properties. The Company also receives income from development, management, and administrative services.

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

      Continuing Operations - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced a significant decrease in revenues over the last several years due to cash flow difficulties experienced by Aristek Properties Limited (APL), an investment of the Company of which it is also general partner (see Note 3). APL has been unable to pay its management fee to the Company; as a result, the Company ceased accruing management fee revenues due from APL. The Company also has extended loans to help finance APL's operations, which has severely impacted the Company's liquidity. During 1994, the Company restructured debt arrangements with APL which provides that all of APL's available cash flow will be utilized to repay advances to the Company (see Note 8). As of December 31, 1995, the Company has a significant net receivable due from APL and is obligated to purchase the limited partners' interests in APL at a future date for a minimum of $530,000. Recovery of the Company's net receivable from and investment in APL is dependent upon further development of APL's underlying properties and for APL to ultimately achieve profitable operations or the sale of APL at a price in excess of its liabilities and partners investments.

      These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of this uncertainty.

      Management has also taken action in recent years to reduce costs, including staff reductions, relocation of the corporate offices, and contracting out its accounting and administrative support functions. In addition, the principal operating property of APL, Monte Vista I Joint Venture (Monte Vista), recently obtained an additional $525,000 in bank financing, and deferred the due date on its total bank debt of $5,015,000 until December 1998. Management believes that these actions will enable the Company to continue as a going concern.

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS




      Combined and Consolidated Financial Statements - The accompanying consolidated financial statements include the Company and its majority-owned subsidiaries. The combined financial statements include the accounts of the Partnership and the Company. All material intercompany balances and transactions have been eliminated. The Company's majority-owned subsidiaries are Resortparks of America, Inc.
      (RPA), which is 100% owned, and Homefree General Partners (HGP), which is 90% owned. The minority interest in HGP is not material.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Property and Equipment - Property and equipment is recorded at cost. Depreciation is provided utilizing accelerated methods over the estimated useful lives of the related assets.

      Investments in Unconsolidated Entities - Investments in unconsolidated entities, which are all less than 20% owned, are accounted for by the equity method because of the significance of the Company's influence as general partner over operating and financial policies of its investees.

      Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. The deferred tax benefit represents the net change in the deferred tax asset and liability accounts.

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

      Loss Per Share - The computation of net loss per share is based on the weighted average number of shares of common stock and equivalent paired shares outstanding during the respective years. The effect of outstanding stock options on the computation of net loss per share is antidilutive for all periods presented.

      Cash and Equivalents - For purposes of the Statements of Cash Flows, the Company and the Partnership consider cash and equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

      The Company's financial statements are based on a number of significant estimates including the realizability of the Company's investments and receivables due from unconsolidated entities, and the realizability of land option costs.

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



      Reclassifications - Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the presentation in 1995. The reclassifications had no effect on the net loss for 1994 and 1993.

3.    INVESTMENTS IN UNCONSOLIDATED ENTITIES:

      APL was formed in 1976 and the Company is the sole general partner with a 1% general partner interest and a 2.3% limited partner interest. As general partner of APL, the Company has a 30% residual interest which entitles it to receive 30% of all excess cash flow from operations and net proceeds from the refinancing or sale of properties. APL's principal asset was a 60% joint venture interest in the Monte Vista I Joint Venture ("MVIJV"). Aristek Western Properties Limited Partnership ("AWP") owned the remaining 40% joint venture interest until December 1993 when APL increased its ownership to 99% and the Company acquired the remaining 1% interest. MVIJV owns an adult recreational community containing 832 sites for recreational homes. Due to APL's controlling interest, the accounts of MVIJV are consolidated in APL's financial statements.

      As summarized in Notes 5 and 8, the Company has entered into significant transactions with APL, resulting in $8.6 million of net receivables and $7.2 million of long-term debt at December 31, 1995. Due to significant uncertainties about the collectibility of the net receivables from APL, the Company suspended recording interest income, interest expense, and management fees effective January 1, 1992. As of December 31, 1995, APL owed the Company an additional $1.5 million, which represents the net amount of such items which are not recorded in the accompanying financial statements.

      Effective June 30, 1994, the partners of APL consented to a restructuring of the intercompany loans whereby all of APL's excess cash flow will be utilized to repay outstanding advances. The interest rate was reduced from 8.1% to 7%, and the maturity date was extended to June 30, 1998.
      The parties to the intercompany loans agreed to provide set-off rights in the event of a default with respect to either the restructured notes or the underlying debt of MVIJV. APL also agreed to pay additional interest equal to 75% of the net proceeds from a refinancing or sale of the Monte Vista property, after repayment of all liabilities. In connection with the restructuring, the holders of 26.5 limited partner units of APL agreed to provide the Company with an option to purchase their units for a minimum purchase price of $20,000 per unit or a total of approximately $530,000. Based on an appraisal of the Monte Vista property which is required to be prepared at the date the Company exercises its option, the Company may be required to pay a higher price per unit. The Company is required to exercise its option between January 1, 1997 and November 30, 1998. No gain or loss was recognized on this restructuring transaction.

                      HOMEFREE VILLAGE RESORTS, INC. AND
                   SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                        NOTES TO FINANCIAL STATEMENTS



           Condensed balance sheets and operating statements of APL are presented below (in thousands).

                                 BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                 -----------------------------------------
                                                                      1995          1994          1993
                                                                 -------------  ------------  ------------
 ASSETS:
    Properties, net of depreciation                                  $6,355        $6,596        $6,817
    Receivables from the Company:
             Notes                                                    7,154         7,154         7,154
             Accrued interest                                           764           256         1,325

    Cash and temporary cash investments                                 665           833           490
    Other assets                                                        304           320           833
                                                                        ---           ---           ---
                                                                    $15,242       $15,159       $16,619

 LIABILITIES AND PARTNERS' DEFICIT:
    Mortgage payable                                                 $5,015        $4,493        $4,050
    Payable to the Company:
      Notes                                                          11,208        11,208        10,144
      Accrued interest                                                  694           198         2,297
    Management and administrative fees                                  361           226           100
    Other liabilities                                                 1,542         1,490         1,290
    Partners' deficit                                                (3,578)       (2,456)       (1,262)
                                                                     ------        ------        ------
                                                                    $15,242       $15,159       $16,619
                                                                    =======       =======       =======

                                         STATEMENTS OF OPERATIONS
                                         ------------------------
 REVENUES:
    Rentals and other operating income                               $2,045        $1,905        $1,836
    Interest and other income                                           533           575           723
            Total                                                     2,578         2,480         2,559

    Expenses:

     Operating                                                       (1,973)       (1,954)       (1,847)
     Interest                                                        (1,325)       (1,310)       (1,422)
     Depreciation and amortization                                     (402)         (410)         (406)
     Minority interest                                                -             -               352
                                                                      -----         -----           ---

 NET LOSS                                                           $(1,122)      $(1,194)        $(764)

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS




 Presented below is a reconciliation of APL's net loss to the Company's equity in the losses of APL:

                                                                           YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                       1995          1994          1993
                                                                       ----          ----          ----
 NET LOSS OF APL                                                    $(1,122)      $(1,194)        $(764)

 Adjustments to remove net expenses of APL which are
    not recorded as income by the Company:
    Interest expense                                                    795           815           835
    Interest income                                                    (508)         (547)         (588)
    Administrative fees                                                  95            95            95
    Management fees                                                      41            42            28
                                                                         --            --            --

 ADJUSTED LOSS                                                        $(699)        $(789)        $(394)

 EQUITY IN LOSS BASED ON 3.3% OWNERSHIP INTEREST                       $(23)         $(26)         $(13)


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


4.    INCOME TAXES:

      Deferred income taxes relate exclusively to long-term assets and liabilities and consist of the following as of December 31, 1995 and 1994:

                                                                           1995            1994
                                                                      -------------   -------------
 Deferred tax assets (liabilities):
       Notes receivable - installment sales                            $(509,000)      $(509,000)
       Partnership basis differences                                      38,000        (133,000)
       Receivable reserves                                               485,000         547,000
       Net operating loss carryforwards                                  198,000          65,000
       Other                                                              14,000           7,000
             Net                                                         226,000         (23,000)

 Valuation allowance related to deferred tax assets                     (226,000)       (177,000)
                                                                        --------        --------

                                                                          $-           $(200,000)
                                                                        ========       =========

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



            For income tax reporting purposes, the Company and RPA file a consolidated return. The composition of the income tax benefit for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                                                    1995           1994          1993
                                                                -------------  ------------- -------------
    Current                                                         $-             $-            $-
    Deferred:
             Federal                                               183,800         80,000        40,000
             State                                                  16,200          7,000         3,000
                                                                    ------          -----         -----

             Total                                                $200,000        $87,000       $43,000


      Following is a reconciliation of the Company's effective tax rate on the consolidated loss to the statutory U.S. Federal income tax rate for the years ended December 31, 1995, 1994, and 1993:

                                                                     1995         1994         1993
                                                                 -----------   ----------   ----------
 Statutory rate                                                    (34)%        (34)%        (34)%
 State taxes, net of Federal benefit                                (3)          (3)          (3)

 Graduated tax rates                                                 -            -            3
 Change in valuation allowance                                     (12)          10           12
                                                                   ---           --           --

    Effective tax rate                                             (49)%        (27)%        (22)%
                                                                   ===          ===          ===


        As of December 31, 1995, the Company and RPA had a tax net operating loss carryforward of approximately $500,000. This loss carryforward will expire in 2009 and 2010 if not previously utilized to offset taxable income of the Company and RPA.

        During 1993 and 1994, the Company provided a valuation allowance for a portion of the Company's deferred tax assets since the treatment of certain items reported on the Company's income tax returns was uncertain. During 1995, the Internal Revenue Service completed an examination of the Company's Federal income tax returns for 1992 through 1994 and it became apparent that the items were properly reported. Accordingly, a portion of the valuation allowance provided in prior years was reversed in 1995. The valuation allowance also increased due to 1995 losses.

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



        5.    LONG-TERM DEBT:

        Long-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                                  1995            1994
                                                                            --------------- ---------------
Restructured note payable - APL, interest at 7%, due June 1998.               $7,154,500      $7,154,500

Contract payable for purchase of  land, interest imputed at  12%, due July
1997.                                                                             44,400          44,400
                                                                                  ------          ------

    Total                                                                      7,198,900       7,198,900

Less current maturities                                                          (44,400)          -

                                                                              $7,154,500      $7,198,900

        The scheduled annual principal reductions of long-term debt are as follows:

 Year Ending December 31,
              1996                                                                             $44,400
              1998                                                                           7,154,500

             Total                                                                          $7,198,900


6.    STOCK INCENTIVE PLANS:

      The Company has a stock option plan which enables officers and employees of the Company to purchase shares of common stock at its fair market value on the date of the grant. The Company has reserved a total of 1,250,000 shares for options which may be granted under the plan.
      Options may be exercised for a maximum term of ten years after the date of grant. At December 31, 1995, all options previously granted under the Plan had expired.

      The Company also has a stock appreciation rights plan, whereby up to 250,000 rights may be awarded to certain directors, officers and employees. The plan entitles the holder of the rights to receive upon redemption, the increase, if any, of the market value of the Company's common stock at the redemption date over the market value at date of grant. Each right has a maximum term of ten years after the date of grant. One right is deemed the equivalent of one share of common stock. No rights have been granted as of December 31, 1995.

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



      7.    LAND OPTION COSTS:

      In October 1993, the Company entered into an option agreement for the purchase of a parcel of land which is adjacent to property owned by APL. Under the option agreement, the Company paid $38,200 for the option and agreed to loan an additional $125,000 to the seller. The option was originally exercisable until April 1, 1995 through the payment of an additional $46,800 and the application of the $125,000 loan to the purchase price. During 1996, the parties agreed to extend the exercise period through July 1, 1997.

      At December 31, 1995 and 1994, the Company recorded the total payments required to purchase the land as land option costs in the accompanying balance sheets. The required payments were discounted at 12% to arrive at a total cost for the land of $195,600.


8.    RELATED-PARTY TRANSACTIONS:

      Receivables from unconsolidated entities consist of the following:

                                                                                     DECEMBER 31,
                                                                           --------------------------------
                                                                                 1995             1994
                                                                           ---------------   ---------------
    Restructured notes receivable from APL, 7%, due June 1998                $9,602,100        $9,901,100
    Less allowance for doubtful accounts                                     (1,000,000)       (1,000,000)

            Net                                                               8,602,100         8,901,100

    Other receivables, unsecured:
            Advances to AWP                                                       6,400             3,600
            Advances to Monte Vista                                              11,700            10,900

            Total                                                            $8,620,200        $8,915,600
                                                                             ==========        ==========


      In 1990, the Company entered into two separate like-kind exchange transactions with APL. In one transaction, the Company conveyed land to APL in return for cash and a note receivable for $3,317,800. The Company has deferred the gain of $488,500 on this transaction until sufficient cash payments are received by the Company on the note to qualify the transaction as a sale. In the second transaction, APL conveyed land to the Company in return for cash and a note payable of $7,154,500 (see Note
      5). Also, in connection with this second transaction, the Company advanced (by delivering a certificate of deposit) $5,300,000 in the form of a note receivable to APL to enable APL to pay off bank debt it had on this property. The Company also made advances to APL to enable it to finance its operating needs.

      The collection of notes receivable and advances from APL is dependent upon future events, including the ability of Monte Vista to develop certain additional land in a manner which will provide APL with a return of its capital

                       HOMEFREE VILLAGE RESORTS, INC. AND
                    SUBSIDIARIES AND HOMEFREE INVESTORS L.P.

                         NOTES TO FINANCIAL STATEMENTS



      after the repayment of loans made to Monte Vista. At December 31, 1990, management provided an allowance of $1,400,000 and $900,000 against these notes receivable and advances, respectively, due to the uncertainty of the successful outcome of this development project. In 1991, because of reservations regarding the ability of APL to continue operations with its existing debt level, $1,300,000 of the obligation from APL was forgiven by the Company with a corresponding reduction in the allowance previously provided.

      Receivable from Officer and Administrative Fees - Pursuant to the Homefree Investors Limited Partnership Agreement, the Partnership is liable to pay an annual administrative fee of $75,000 per year to HGP, which in turn pays this fee to a general partner of HGP, which is an entity owned 100% by the president of the Company. Such administrative fee is not payable until the earlier of the date that, in the opinion of the general partners, the Partnership has sufficient cash to pay the fee without jeopardizing the Partnership or the Company, or upon liquidation of the Partnership. Due to the lack of operations and cash flows of the Partnership, no amounts are accrued in the accompanying financial statements.

      Over the past several years, the Company has made a series of cash advances to, and on behalf of, the Company's president. These advances are evidenced by formal notes which bear interest at approximately 3.8% as of December 31, 1995. The following is a summary of activity during the years ended December 31, 1995, 1994, and 1993:

                                                      1995             1994             1993
                                                 --------------    -------------   --------------
 Balances, beginning of year                       $520,900          $392,200         $316,600

    Cash advances                                   210,200           113,400           62,500
    Accrued interest                                 12,100            15,300           13,100
    Deemed repayment                               (433,200)            -                -


 Balances, end of year                             $310,000          $520,900         $392,200
                                                   ========          ========         ========


      The president has always intended to repay the notes from the annual administrative fee discussed above. Accordingly, since the Company would be required to fund the administrative fee in order to collect the receivable, the Company recorded a provision for loss as cash advances were made to the president. During 1995, a total of $433,200 was designated for the deemed payment of administrative fees and related repayment of notes receivable with no effect on the Company's cash flows. Without regard to this transaction, through December 31, 1995, the Company has recognized cumulative losses on the notes receivable of $743,200 compared to cumulative administrative fees of $674,000. Accordingly, the Company's financial statements include recognition of $69,200 of expenses in excess of the contractual amount of the administrative fee.

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


9.    FINANCIAL INSTRUMENTS:

      Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at December 31, 1995, management's best estimate is that the carrying amount of cash and equivalents, contract payable, and accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. Due to uncertainty about the fair value of the properties owned by APL and AWP, it is not practicable to estimate the fair value of the Company's investment and receivables due from these entities. However, management believes that fair value exceeds the carrying value as of December 31, 1995.


10.   SIGNIFICANT CONCENTRATIONS:

      The Company has an investment of $18,100, receivables of $8,613,800, and long-term debt of $7,154,500 which is payable to APL and its subsidiary. Due to the Company's current general and limited partner interests in APL and the commitment described in Note 3 to purchase an additional 26.5 limited partner units, the Company has a substantial concentration of its net assets which are dependent upon the future success of APL.

      Substantially all of the Company's receivables, investments in partnerships, and land option costs relate to properties which are located in the Phoenix, Arizona metropolitan area. This concentration may impact the Company's ability, either positively or negatively, to realize the carrying value of these assets.

      The Company earns substantially all of its management and administrative fees from APL and Aristek Western Properties Limited Partnership.


11.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

      In March 1995, the Financial Accounting Standards Board issued a new Statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and establishes standards for determining impairment of long-lived assets, such as the Company's land option costs. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, management estimates that the application of the new standard would not have a material impact on the Company's 1995 financial statements. The Company will adopt the new standard in the first quarter of 1996.

                          INDEPENDENT AUDITOR'S REPORT




To the Partners
Aristek Properties, Ltd.
Denver, Colorado



We have audited the accompanying consolidated balance sheets of Aristek Properties, Ltd. (a limited partnership) and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aristek Properties, Ltd., and its subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Partnership has suffered substantial operating losses, and anticipates the need for additional cash to fund operations. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Denver, Colorado
June 12, 1996

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                      1995              1994
                                                                                ----------------  ----------------
                                                      ASSETS
                                                      ------

 OPERATING PROPERTIES:
     Land                                                                            $1,239,381        $1,239,381
     Land improvements                                                                5,235,140         5,135,346
     Buildings and improvements                                                       2,716,077         2,712,942
     Furniture and equipment                                                          1,300,019         1,242,724
             Total operating properties                                              10,490,617        10,330,393

     Less accumulated depreciation and amortization                                  (5,185,898)       (4,784,278)
                                                                                     ----------        ----------
             Net operating properties                                                 5,304,719         5,546,115

 OTHER ASSETS:
     Cash and equivalents                                                               664,730           833,236
     Note receivable from General Partner                                             7,154,529         7,154,529
     Accrued interest receivable - General Partner                                      764,000           256,000
     Deferred loan costs, net of accumulated amortization of $73,405 and
         $18,270                                                                        166,382           219,241
     Land held for development                                                        1,050,000         1,050,000
     Rent and other receivables                                                         103,890            59,568
     Other assets                                                                        34,033            40,735

 TOTAL ASSETS                                                                       $15,242,283       $15,159,424
                                                                                    ===========       ===========


                                         LIABILITIES AND PARTNERS' DEFICIT
                                         ---------------------------------

 LIABILITIES:
     Mortgage payable                                                                $5,015,346        $4,492,913
     Notes payable to General Partner                                                11,207,870        11,207,870
     Accrued interest payable - General Partner                                         694,000           198,000
     Accrued management and administrative fees - General Partner                       360,679           225,876
     Accounts payable and accrued expenses                                              125,798           144,376
     Unearned rental income                                                           1,228,124         1,257,384
     Payable to affiliate                                                               188,433            88,933
                                                                                        -------            ------
             Total liabilities                                                       18,820,250        17,615,352

 COMMITMENT AND CONTINGENCY (NOTE 1)

 PARTNERS' DEFICIT                                                                   (3,577,967)       (2,455,928)

 TOTAL LIABILITIES AND PARTNERS' DEFICIT                                            $15,242,283       $15,159,424




       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                 ------------------------------------------------
                                                                      1995             1994            1993
                                                                 --------------- ---------------  ---------------
 OPERATING REVENUE:
     Rental income                                                  $ 2,004,648      $1,862,058       $1,797,419
     Other                                                               40,671          43,149           38,928
             Total revenue                                            2,045,319       1,905,207        1,836,347
                                                                      ---------       ---------        ---------


 OPERATING COSTS AND EXPENSES:
     Salaries, wages and benefits                                       623,131         667,081          601,675
     Maintenance and repairs                                            227,252         204,053          235,203
     Utilities                                                          260,827         279,916          247,258
     Property taxes                                                      69,221          72,092           73,681
     Management and administrative fees - General Partner               191,533         194,853          182,708
     Depreciation                                                       401,621         409,884          406,050
     General and administrative                                         601,764         536,915          506,517
             Total operating costs and expenses                       2,375,349       2,364,794        2,253,092
                                                                      ---------       ---------        ---------

 OPERATING LOSS                                                        (330,030)       (459,587)        (416,745)


 OTHER INCOME (EXPENSE):
     Interest income:
         General Partner                                                508,000         547,398          587,566
         Other                                                           24,981          27,704          134,935
     Interest expense:
         General Partner                                               (795,000)       (814,806)        (835,493)
         Other                                                         (529,990)       (495,095)        (586,686)

 LOSS BEFORE MINORITY INTEREST                                      (1,122,039)      (1,194,386)      (1,116,423)

 MINORITY INTEREST SHARE OF MVIJV LOSS                                    -               -              352,441

 NET LOSS                                                          $(1,122,039)     $(1,194,386)       $(763,982)





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


 PARTNERS' DEFICIT, January 1, 1993                                                          $(538,572)

    Advances from AWP contributed to capital in connection with sale of 40%
        interest in MVIJV, net of minority interest in loss of MVIJV                            41,012
    Net loss                                                                                  (763,982)
                                                                                              --------

 PARTNERS' DEFICIT, December 31, 1993                                                       (1,261,542)

    Net loss                                                                                (1,194,386)
                                                                                            ----------

 PARTNERS' DEFICIT, December 31, 1994                                                       (2,455,928)


    Net loss                                                                                (1,122,039)

 PARTNERS' DEFICIT, December 31, 1995                                                      $(3,577,967)
                                                                                           ===========





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                 --------------------------------------------------
                                                                      1995               1994             1993
                                                                 ---------------   ---------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(1,122,039)       $(1,194,386)      $(763,982)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
             Minority interest                                            -                  -            (352,441)
             Depreciation                                               401,621            409,884         406,050
             Amortization of deferred loan costs                         55,137            136,376         141,052
             Changes in operating assets and liabilities:
                 Decrease (increase) in:
                     Rent and other receivables                         (44,322)            19,841          37,384
                     Accrued interest receivable - General
                         Partner                                       (508,000)          (547,398)       (587,566)
                     Other                                              (71,905)             5,954         137,833
                 Increase (decrease) in:
                     Accounts payable and accrued expenses              116,225             62,569         144,217
                     Accrued interest payable - General Partner         496,000            675,875         756,077
                     Unearned rental income                              49,346            173,710          96,557
                     Payable to affiliate                                99,500             79,183           -
         Net cash provided by (used in) operating activities           (528,437)          (178,392)         15,181
                                                                       --------           --------          ------

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from collection of note receivable                          -                  -              46,398
     Land development costs                                               -                  -             (45,650)
     Capital expenditures for operating properties                     (160,224)          (189,156)        (40,144)
         Net cash used in investing activities                         (160,224)          (189,156)        (39,396)
                                                                       --------           --------         -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from mortgage loans                                       522,043            269,300           -
     Principal payments on mortgage loans                                (1,888)            (7,087)          -
     Principal payments on loans from General Partner                     -                (95,000)        (75,129)
     Proceeds from release of loan escrow deposit                         -                600,000           -
     Payment of deferred loan costs                                       -                (56,811)          -
     Advances from AWP to MVIJV                                           -                  -             393,453
         Net cash provided by financing activities                      520,155            710,402         318,324
                                                                        -------            -------         -------

 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (168,506)           342,854         294,109

 CASH AND EQUIVALENTS, at beginning of year                             833,236            490,382         196,273
                                                                        -------            -------         -------

 CASH AND EQUIVALENTS, at end of year                                  $664,730           $833,236        $490,382

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                 --------------------------------------------------
                                                                      1995               1994             1993
                                                                 ---------------   ---------------- ---------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION-
     Cash paid for interest                                            $773,853           $560,719        $445,634
                                                                       ========           ========        ========

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Repayment of note payable in connection with collection of
         note receivable                                                 $-                 $-          $4,250,292
     Payment of deferred loan costs from mortgage loan proceeds           2,278            180,700           -
     Land conveyed to former partner in settlement of note
         payable                                                          -                  -             245,000
     Purchase of AWP interest in MVIJV                                    -                  -               9,750
     Net accrued interest converted to note payable to General
         Partner                                                          -              2,775,236           -





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     ORGANIZATION AND NATURE OF OPERATIONS:

       Organization - Aristek Properties, Ltd. ("the Partnership") is a Colorado limited partnership formed on June 29, 1976. At December 31, 1995, the sole general partner is Homefree Village Resorts, Inc. (the "General Partner"). In accordance with the terms of the Partnership Agreement, the partnership was extended by the General Partner to December 31, 1998. The Partnership Agreement provides that partnership profit and loss, after adjustment for certain gains earned solely by the General Partner, shall be allocated 1% to the General Partner and 99% to the Limited Partners, in direct proportion to their respective ownership of limited partnership units. Under the terms of the agreement, as amended, distributions may be made to the General Partner based on the adjusted cash flow from operations, sales and refinancing of the Partnership's properties.

       Pursuant to the partnership agreement, the General Partner earns an annual administrative fee of $94,750. In addition, the Partnership Agreement provides for additional compensation to the General Partner for certain services rendered and payment of costs and expenses incurred by the General Partner on behalf of the Partnership.

       Effective June 30, 1994, the partners of the Partnership consented to a restructuring of the intercompany loans whereby all of the Partnership's excess cash flow will be utilized to repay outstanding debt to the General Partner. The interest rate was reduced from 8.1% to 7%, and the maturity date was extended to June 30, 1998. The parties to the loans agreed to provide set-off rights in the event of a default with respect to either the restructured notes or the underlying debt of MVIJV. The Partnership also agreed to pay additional interest equal to 75% of the net proceeds from a refinancing or sale of the Monte Vista property, after repayment of all liabilities. In connection with the restructuring, the holders of 26.5 limited partner units of the Partnership agreed to provide the General Partner with an option to purchase their units for a minimum purchase price of $20,000 per unit or a total of approximately $530,000. Based on an appraisal of the Monte Vista property which is required to be prepared at the date the Company exercises its option, the General Partner may be required to pay a higher price per unit. The General Partner is required to exercise its option between January 1, 1997 and November 30, 1998. No gain or loss was recognized on this restructuring transaction. When this option is exercised, there will be a change in control of the Partnership to the General Partner. However, the General Partner does not presently have sufficient liquidity to exercise the option.

       Nature of Operations - The Partnership is engaged primarily in the development and operation of an adult recreational community containing 832 rental sites for manufactured homes and recreational homes. This community is located in Mesa, Arizona and offers extensive recreational facilities and social activities designed to appeal to active pre-retirement and retirement age people. The rental operations generally include operating leases which do not extend beyond one year.

       Going Concern - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. At December 31, 1995, the Partnership has approximately $5 million of debt (net of receivables) payable to the General Partner and a partners' deficit of approximately $3.6 million. The Partnership has experienced operating losses in each of the past three years and the Partnership's operating activities have not generated net cash flow in either of the past two years. Due to the Partnership's lack of liquidity, it was necessary to restructure outstanding debt payable to the General Partner during 1994 and, as a result, the Partnership is required to pay all excess cash flow to the General Partner until maturity of the debt in 1998. However, the

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       General Partner has also experienced financial difficulties over the past several years and is not presently expected to be capable of providing capital to support operations.

       These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of this uncertainty.

       In addition to financial support from the General Partner, in recent years the Partnership has relied on debt financing from a commercial lender to support operations and the commercial lender has extended the due date until December 1998. However, management believes that the ultimate success of the Partnership is dependent upon the ability to obtain additional funding to develop its 75-acre parcel of land which is adjacent to the Monte Vista property. Management believes the Partnership has financing arrangements in place to allow it to continue in operation through 1997 and efforts are continuing to obtain additional financing to fully develop the project.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Principles of Consolidation - The financial statements include the accounts of the Partnership and its affiliate, Monte Vista I Joint Venture (MVIJV). All material intercompany transactions and balances have been eliminated. Through 1993, AWP owned a 40% minority interest in MVIJV. In December 1993, the Partnership acquired 97.5% of AWP's interest and the General Partner acquired the remaining 2.5%. No amounts are reflected in the accompanying financial statements for the General Partner's minority interest since MVIJV incurred losses in each of the past two years and HVR is not funding its share of the losses. The General Partner's share of such losses is approximately $15,000 through December 31, 1995.

       Property and Equipment - Property is recorded at cost, which does not exceed the estimated fair market value. Depreciation is provided using the straight-line method over estimated useful lives, as follows:

                                                                                     Years
                                                                               ----------------

Land improvements                                                                   20
Buildings and improvements                                                          25
Furniture and equipment                                                              7


       The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

       Partnership Accounting - All income or loss is allocated to the partners in accordance with the Partnership Agreement. The accompanying financial statements do not include any assets, liabilities or operations attributable to the partners' individual activities and no provision has been made for income taxes (credits), as they are the responsibility of the partners.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




       Cash Equivalents - For purposes of the statements of cash flows, the Partnership considers cash and equivalents to include cash on hand and all highly liquid debt instruments purchased with an original maturity of three months or less.

       Deferred Loan Costs - Deferred loan costs were incurred in connection with the origination of the mortgage note discussed in Note 4. These costs are being amortized using the interest method.

       Unearned Rental Income - Rental income is typically received in advance for a one year period. The Partnership recognizes rental income ratably over the period for which the payment relates.

       Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

       The Partnership's financial statements are based on a number of significant estimates including the realizability of net operating properties and land held for development, selection of depreciation methods and estimated useful lives, and the realization of receivables which affects recognition of profit on the sale of real estate.

       Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Partnership's method of determining impairment of long- lived assets. Although the Partnership has not performed a detailed analysis of the impact of this new standard on the Partnership's financial statements, the Partnership does not believe that adoption of the new standard will have a material effect on the financial statements.


3.     NOTE RECEIVABLE:

       The note receivable of $7,154,529 at December 31, 1995 is due from the General Partner and bears interest at 7%. Principal and interest are due at the maturity date in June 1998.


4.     MORTGAGE AND NOTES PAYABLE:

       At December 31, 1995 and 1994, the Partnership has a mortgage note payable with an outstanding principal balance of $5,015,346 and $4,492,913, respectively. This note bears interest at 4% above the published LIBOR rate (total of $9.9% at December 31, 1995) and requires minimum monthly payments at 10%. Payments that exceed the monthly interest rate are applied to principal. The borrower also covenants that, so long as any of the indebtedness remains outstanding, as of May 31 of any given loan year, borrower shall have cash balances in its bank accounts for the trust property that equal the greater of $400,000, or an amount sufficient to cover property operations and debt service during the months of June, July, and August of said loan year. The note is collateralized by operating properties and land held for development.

       Notes payable to the General Partner amount to $11,207,870 at December 31, 1995 and 1994. These notes bear interest at 7% and no principal or interest payments are due until the maturity date in June 1998.

                    ARISTEK PROPERTIES, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




       Assuming the interest rate in effect under the mortgage note payable does not change after December 31, 1995, the aggregate maturities of debt are as follows:

 Year Ending December 31,                                          Notes            Mortgage
 ------------------------                                    ----------------   ---------------
              1996                                                $       -            $9,600
              1997                                                   -                10,000
              1998                                                11,207,870        4,995,746

                                                                 $11,207,870       $5,015,346
                                                                 ===========       ==========


5.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK:

       At December 31, 1995, the Partnership had cash and money market investments with a single bank which totaled approximately $560,000.
       The Company has mortgage debt with a single lender and substantially all of the Company's tangible assets are pledged as collateral for this obligation.

       At December 31, 1995, the Partnership had a note receivable from the General Partner for $7,154,529 and notes payable to the General Partner for $11,207,870. A right of set-off exists between these instruments but none of the notes are collateralized. Management does not believe it is practicable to estimate the fair value of the parables and receivables from the General Partner due to the financial interest of the General Partner. Management believes that the fair value of the bank debt is equivalent to the carrying value due to the floating interest rate. Management believes that the fair value and carrying value are approximately the same for all other financial instruments due to the relatively short maturities.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION                                    PAGE
- ------                                      -------------------                                    ----
  27.1                            Financial Data Schedule Homefree Village Resorts, Inc.

  27.2                            Financial Data Schedule Homefree Investors LLP