Form 10-Q
period 1996-03-31
HOMEFREE VILLAGE RESORTS INC; HOMEFREE INVESTORS L P
filed 1996-07-12
CIK 65291, 820889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1996
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8927                                      Commission File Number:    0-16156
    (formerly 0-6627)   ------                                                                 -------

HOMEFREE VILLAGE RESORTS, INC.                                      HOMEFREE INVESTORS L.P.
- -----------------------------------------------------               ------------------------------------------------------
(Exact name of registrant as specified in its charter)              (Exact name of registrant as specified in its charter)


                 Delaware                                                              Delaware
- --------------------------------------------------------------      ------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (State or other jurisdiction of incorporation or
                                                                    organization)

          37-0959405                                                           84-1062287
- ------------------------------------                                ------------------------------------
(I.R.S. Employer Identification No.)                                (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard                                          1400 S. Colorado Boulevard
Denver, Colorado 80222                                              Denver, Colorado 80222
- ----------------------------------------                            ----------------------------------------
(Address of principal executive offices,                            (Address of principal executive offices,
including zip code)                                                 including zip code)

        (303) 757-3002                                                      (303) 757-3002
- -------------------------------                                     -------------------------------
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

                              YES        NO   X
                                  ---        ---

Indicate the number of shares and interests outstanding of each of the issuers' classes of common stock or partnership interests, respectively, as of the close of business on June 30, 1996:

Homefree Village Resorts, Inc.             Common Stock $.001 Par Value                       10,483,982
Homefree Investors L.P.                    Assignee Limited Partnership Interest              10,483,982

N/A
- --------------------------------------------------------------------------------
(former name, former address and former fiscal year, if changed since last report)

           HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.

                                     INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements

         COMBINED
                          Combined Balance Sheets --
                            March 31, 1996 and December 31, 1995                                              2

                          Combined Statements of Operations --
                            Three Months ended March 31, 1996 and 1995                                        4

                          Combined Statements of Cash Flows --
                            Three Months ended March 31, 1996 and 1995                                        5

         THE COMPANY
                          Consolidated Balance Sheets --
                            March 31, 1996 and December 31, 1995                                              6

                          Consolidated Statements of Operations --
                            Three Months ended March 31, 1996
                            and 1995                                                                          8

                          Consolidated Statements of Cash Flows --
                            Three Months ended March 31, 1996 and 1995                                        9

         THE PARTNERSHIP

                          Balance Sheets -- March 31, 1996 and
                            December 31, 1995                                                                 10

                          Statements of Operations -- Three Months
                            ended March 31, 1996 and 1995                                                     11

                          Statements of Cash Flows --
                            Three Months ended March 31, 1996 and 1995                                        12

Notes to Financial Statements                                                                                 13

         Item 2. Management's Discussion and Analysis                                                         14
                          of Financial Condition and Results of Operations

PART II.                  OTHER INFORMATION                                                                   17

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                                   March 31,                      December 31,
                                                                                      1996                            1995
                                                                                   ----------                      -----------
CURRENT ASSETS:                                                                   (unaudited)
   Cash and cash equivalents                                                       $    9,000                       $   38,700
   Other current assets                                                                 5,800                            4,000
                                                                                   ----------                       ----------
       Total current assets                                                            14,800                           42,700

RECEIVABLES FROM UNCONSOLIDATED
   ENTITIES, net                                                                    8,609,300                        8,620,200
INVESTMENTS IN UNCONSOLIDATED
   ENTITIES                                                                            83,100                           82,400


PROPERTY, FURNITURE AND EQUIPMENT, at cost
   Office furniture and equipment                                                     103,400                          102,900
   Vehicles                                                                            25,000                           25,000
                                                                                   ----------                       ----------
                                                                                      128,400                          127,900
   Accumulated depreciation                                                          (111,500)                        (110,000)
                                                                                   ----------                       ----------
     Net property and equipment                                                        16,900                           17,900
                                                                                   ----------                       ----------

OTHER ASSETS
   Land option costs                                                                  195,600                          195,600
TOTAL ASSETS                                                                       $8,919,700                       $8,958,800
                                                                                   ==========                       ==========





See Notes to Financial Statements.            2

            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

                                                                                        March 31,                      December 31,
                                                                                           1996                            1995
                                                                                       -----------                      -----------
                                                                                       (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                                                                          $    89,000                      $    94,600
   Payable to AWP                                                                          315,500                          150,500
   Current maturities of long-term debt                                                     44,400                           44,400
       Total current liabilities                                                           448,900                          289,500
LONG TERM DEBT, less current maturities:
   Unconsolidated entity                                                                 7,154,500                        7,154,500
   Other                                                                                       --                              --
DEFERRED INCOME TAXES                                                                          --                              --
DEFERRED PROFIT                                                                            488,500                          488,500
OTHER LIABILITIES, payable to unconsolidated entities                                          --                              --
STOCKHOLDER'S EQUITY AND PARTNERS'
   DEFICIT:
   Preferred stock, $1.00 par value;
     3,000,000 shares authorized; none issued and outstanding
   Common stock, $.001 par value;
     15,000,000 shares authorized; 10,484,000 shares issued and
     outstanding                                                                            10,500                           10,500
   Additional paid-in capital                                                            3,537,000                        3,537,000
   Accumulated deficit                                                                  (2,491,300)                      (2,293,100)
   Partners' deficit - limited partners                                                   (228,400)                        (228,100)
                                                                                       -----------                      -----------
       Total stockholders' equity and partners' deficit                                    827,800                        1,026,300
                                                                                       -----------                      -----------
TOTAL LIABILITIES, STOCKHOLDERS' EQUITY
   AND PARTNERS' DEFICIT                                                               $ 8,919,700                      $ 8,958,000
                                                                                       ===========                      ===========





See Notes to Financial Statements.            3

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                       COMBINED STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS ENDED
                                                                                       -------------------------------------------
                                                                                       March 31,                       March 31,
                                                                                          1996                            1995
                                                                                       -----------                     -----------
                                                                                                      (unaudited)
 REVENUES:
    Management and administrative fees from
     unconsolidated entities                                                           $    61,600                     $    72,000
    Equity in earnings of AWP                                                                2,800                           2,200
    Interest                                                                                 3,000                           5,800
                                                                                       -----------                     -----------
                                                                                            67,400                          80,000
                                                                                       -----------                     -----------

 EXPENSES:
    General and administrative                                                             126,700                         167,300
    Interest                                                                                 1,500                            --
    Equity in losses of APL                                                                  2,100                           1,800
    Loss on related party receivables/administrative fee                                   135,600                            --
                                                                                       -----------                     -----------
                                                                                           265,900                         169,100

 LOSS BEFORE INCOME TAXES                                                                 (198,500)                        (89,100)
 DEFERRED INCOME TAX BENEFIT                                                                  --                            30,300
                                                                                       -----------                     -----------
 NET LOSS                                                                              $   (98,500)                    $   (58,800)
                                                                                       ===========                     ===========
 NET LOSS PER PAIRED SHARE                                                             $      (.02)                    $      (.01)
                                                                                       ===========                     ===========
 WEIGHTED AVERAGE PAIRED SHARES
   OUTSTANDING                                                                          10,484,000                      10,484,000
                                                                                       ===========                     ===========





See Notes to Financial Statements.            4

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                                   THREE MONTHS ENDED
                                                                                         ---------------------------------------
                                                                                         March 31,                     March 31,
                                                                                           1996                          1995
                                                                                         ---------                     ---------
                                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                      $(198,500)                    $ (58,800)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
   Depreciation                                                                              1,600                         1,600
   Equity in losses (earnings) of unconsolidated entities, net                                (700)                         (400)
   Cash advances to officer and director                                                        --                       (20,100)
   Provision for loss on related party receivables                                         (10,100)                           --
   Deferred income taxes                                                                        --                       (30,300)
   Changes in operating assets and liabilities:
   Decrease (increase) in:
     Principal and accrued interest receivable - officer and director                       10,100                            --
     Other assets                                                                           (1,800)                        2,300
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                  (5,600)                       (4,900)
                                                                                         ---------                     ---------
   Net cash used in operating activities                                                 $(205,000)                    $(110,600)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash advances to unconsolidated entities                                                (125,000)                           --
  Collection of advances from unconsolidated entities                                      135,800                       117,800
  Purchase of equipment                                                                       (500)                       (3,400)
                                                                                         ---------                     ---------
   Net cash provided by (used in) investing activities                                      10,300                      (114,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from related party                                                               165,000                            --
                                                                                         ---------                     ---------
   Net cash provided by (used in) financing activities                                     165,000                            --
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                           (29,700)                        3,800
CASH AND CASH EQUIVALENTS, beginning of year                                                38,700                        10,600
                                                                                         ---------                     ---------
CASH AND CASH EQUIVALENTS,
end of quarter                                                                              $9,000                       $14,400
                                                                                         =========                     =========






See Notes to Financial Statements.            5

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                                         March 31,                      December 31,
                                                                                            1996                            1995
                                                                                         ----------                      ----------
                                                                                         (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                             $    9,000                      $   38,700
   Other current assets                                                                       5,800                           4,000
                                                                                         ----------                      ----------
       Total current assets
                                                                                             14,800                          42,700
RECEIVABLES FROM UNCONSOLIDATED
  ENTITIES, net                                                                           8,609,300                       8,620,200

INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                       83,100                          82,400

PROPERTY AND EQUIPMENT, at cost:
   Office furniture and equipment                                                           103,400                         102,900
   Vehicles                                                                                  25,000                          25,000
                                                                                         ----------                      ----------
                                                                                            128,400                         127,900
   Accumulated depreciation                                                                (111,500)                       (110,000)
                                                                                         ----------                      ----------
     Net property and equipment                                                              16,900                          17,900

LAND OPTION COSTS                                                                           195,600                         195,600
                                                                                         ----------                      ----------
TOTAL ASSETS                                                                             $8,919,700                      $8,958,800
                                                                                         ==========                      ==========





See Notes to Financial Statements.            6

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         March 31,                      December 31,
                                                                                            1996                            1995
                                                                                         ----------                      ----------
                                                                                         (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                    $89,000                         $94,600
   Payable to AWP                                                                           315,500                         150,500
   Current maturities of long-term debt                                                      44,400                          44,400
     Total current liabilities                                                              448,900                         289,500
LONG TERM DEBT, less current maturities:
   Unconsolidated entity                                                                  7,154,500                       7,154,500
   Other                                                                                         --                              --
DEFERRED INCOME TAXES                                                                            --                              --
DEFERRED PROFIT                                                                             488,500                         488,500
OTHER LIABILITIES, payable to unconsolidated entities                                            --                              --


Stockholders' equity:
   Preferred stock, $1.00 par value;
     3,000,000 shares authorized,  none issued and outstanding                                   --                              --
   Common stock, $.001 par value;
     authorized 15,000,000 shares; issued and outstanding 10,484,000
     shares                                                                                  10,500                          10,500
   Additional paid-in capital                                                             3,537,000                       3,537,000
   Accumulated deficit                                                                   (2,719,700)                     (2,521,200)
                                                                                         ----------                      ----------

TOTAL STOCKHOLDERS' EQUITY                                                                  827,800                       1,026,300
                                                                                         ----------                      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                                   $8,919,700                      $8,958,800
                                                                                         ==========                      ==========





See Notes to Financial Statements.            7

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     THREE MONTHS ENDED
                                                                                         ------------------------------------------
                                                                                          March 31,                       March 31,
                                                                                            1996                            1995
                                                                                         ----------                      ----------
                                                                                                        (unaudited)
REVENUES:
   Management and administrative fees from
     unconsolidated entities                                                                $61,600                         $72,000
   Equity in earnings of unconsolidated entities                                              2,800                           2,200
   Interest                                                                                   3,000                           5,800
                                                                                         ----------                      ----------

                                                                                             67,400                          80,000
                                                                                         ----------                      ----------

EXPENSES:
   General and administrative                                                               126,400                         157,200
   Interest                                                                                   1,500                              --
   Equity in losses of APL                                                                    2,100                           1,800
   Impairment of investment in HILP                                                             300                          10,100
   Loss on related party receivables/Administrative fee                                     135,600                              --
                                                                                         ----------                      ----------
                                                                                            265,900                         169,100

LOSS BEFORE INCOME TAXES                                                                   (198,500)                        (89,100)

INCOME TAX BENEFIT                                                                               --                          30,300


NET LOSS                                                                                 $ (198,500)                     $  (58,800)
                                                                                         ==========                      ==========

NET LOSS PER COMMON SHARE                                                                $     (.02)                     $     (.01)
                                                                                         ==========                      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                                    10,484,000                      10,484,000
                                                                                         ==========                      ==========





See Notes to Financial Statements.            8

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                  ------------------------------
                                                                                  March 31,            March 31,
                                                                                    1996                 1995
                                                                                  ---------            ---------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $(198,500)            $(58,800)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
   Depreciation                                                                       1,600                1,600
   Equity in losses (earnings) of unconsolidated entities, net                         (700)                (400)
   Impairment of investment in HILP                                                     300               10,100
   Cash advances to officer and director                                                 --              (20,100)
   Provision for loss on related party receivables                                  (10,100)                  --
   Deferred income tax benefit                                                           --              (30,300)
   Changes in operating assets and liabilities:
     Decrease (increase) in:
       Principal and accrued interest receivable - officer and director              10,100                   --
       Other assets                                                                  (1,800)               2,300
     Increase (decrease) in:
       Accounts payable and accrued expenses                                         (5,600)             ( 4,900)
                                                                                  ---------            ---------
   Net cash used in operating activities                                          $(204,700)           $(100,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash advances to unconsolidated entities                                         (125,000)                  --
  Collection of advances from unconsolidated entities                               135,800              117,800
  Cash advance for land option                                                           --                   --
  Investment in unconsolidated entities                                                (300)             (10,100)
  Purchase of equipment                                                                (500)              (3,400)
                                                                                  ---------            ---------
  Net cash provided by investing activities                                          10,000             $104,300
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from related party                                                        165,000                   --
  Payments under land option contract                                                    --                   --
  Principal payments on long-term debt                                                   --                   --
                                                                                  ---------            ---------
   Net cash provided by (used in) financing activities                              165,000                   --
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                  (29,700)               3,800
CASH AND CASH EQUIVALENTS,
  beginning of year                                                                  38,700               10,600
                                                                                  ---------            ---------
CASH AND CASH EQUIVALENTS,
  end of quarter                                                                  $   9,000            $  14,400
                                                                                  =========            =========





See Notes to Financial Statements.            9

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                                 BALANCE SHEETS

                                                                                          March 31,                     December 31,
                                                                                            1996                            1995
                                                                                          --------                        --------
                                                                                         (unaudited)
                                  ASSETS
                                  ------
 CURRENT ASSET, Receivable from
  Homefree Village Resorts                                                                $315,500                        $150,500
                                                                                          ========                        ========


                                LIABILITIES
                                -----------
 CURRENT LIABILITY, Payable to AWP                                                        $315,000                        $150,500
 PARTNERS' CAPITAL                                                                              --                              --
                                                                                          --------                        --------


 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $315,500                        $150,500
                                                                                          ========                        ========





See Notes to Financial Statements.            10

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                            STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS ENDED
                                                                                        ----------------------------------------
                                                                                         March 31,                     March 31,
                                                                                           1996                          1995
                                                                                        ----------                    ----------
                                                                                                      (unaudited)
 REVENUE                                                                                   $    --                      $     --


 GENERAL AND ADMINISTRATIVE EXPENSES                                                           300                        10,100
                                                                                        ----------                    ----------

 NET LOSS                                                                                  $  (300)                     $(10,100)
                                                                                        ==========                    ==========

 NET LOSS PER LIMITED PARTNERSHIP INTEREST                                                 $  --                        $   --
                                                                                        ==========                    ==========

 WEIGHTED AVERAGE LIMITED PARTNERSHIP
  INTERESTS OUTSTANDING                                                                 10,484,000                    10,484,000
                                                                                        ==========                    ==========





See Notes to Financial Statements.            11

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                            STATEMENTS OF CASH FLOWS

                                                                                                    THREE MONTHS ENDED
                                                                                         -----------------------------------------
                                                                                         March 31,                       March 31,
                                                                                           1996                            1995
                                                                                         ---------                      ----------
                                                                                                       (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $    (300)                     $  (10,100)
  Adjustments to reconcile net loss to
    net cash used in operating activities:                                                      --                              --
                                                                                         ---------                      ----------
  Net cash used in operating
     activities                                                                               (300)                        (10,100)
                                                                                         ---------                      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions by general partner                                                     300                          10,100
                                                                                         ---------                      ----------
 NET CHANGE IN CASH                                                                             --                              --
 CASH, beginning of period                                                                      --                              --
 CASH, end of period                                                                     $      --                      $       --
                                                                                         =========                      ==========





See Notes to Financial Statements.            12

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


A.       COMBINED, CONSOLIDATED AND SEPARATE FINANCIAL STATEMENTS

Reference is made to Note 2 of the Financial Statements included in the Joint Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management of the Company and the Partnership, the accompanying unaudited combined, consolidated and separate financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, the results of operations and the cash flows for the three months ended March 31, 1996.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. It is suggested that the above combined, consolidated and separate financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and the Partnership's Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the operating results for the Company and the Partnership for the full year.

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

C.       RELATED PARTY TRANSACTIONS

The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the amount of $299,900 at March 31, 1996. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under this note during fiscal 1996 was $310,000. In prior years, a provision for losses was recorded in connection with this note that constituted 100% of the outstanding balance. During 1996, the Company recorded a loss restoration of $10,100 associated with this note inasmuch as a partial repayment was made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The Company

Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

Cash used for operating activities during the first quarter of 1996 totalled $204,700. Cash generated from investing activities ($10,000) resulted principally from the net collection of advances from unconsolidated entities. Cash provided by financing activities ($165,000) is attributable to an advance from an affiliated party.

The Company believes that it will be able to continue as a going concern. The Company has completed a response to the SEC's comments to its "going private". If completed this transaction will result in the Company's savings of approximately $50,000 per year in direct accounting, legal and administrative costs, along with a savings of considerable management time, thereby improving the Company's cash flow and efficiency of management. Further, the Company expects that improved operations of the Monte Vista project will generate additional cash flow, thereby resulting in additional repayment of the Company's loans to Aristek Properties and MV I. MV I also recently restructured its first mortgage debt, and generated additional financing, which will improve the Company's liquidity. The Company will also continue to reduce personnel and administrative costs, so as to minimize cash outflow until new sources of revenues can be obtained. The Company itself does not have long term debt and therefore, has no long term liquidity requirements. Aristek Properties Ltd. and Aristek Western Properties, in which the Company has an interest, are separate entities and have long term debt which the Company believes can be satisfied from the assets of the two entities.


The Partnership

At present, the Partnership has no net assets or liabilities and conducts no business and thus has no capital needs. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.

RESULTS OF OPERATIONS

The Company

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

The Company recorded a net loss of $198,500 for the three months ended March 31, 1996, compared to a net loss of $58,800 for the three months ended March 31, 1995. The additional loss ($139,700) was attributable principally to the payment and recognition of administrative fees earned but not recorded in prior years.

Total revenues for the three months ended March 31, 1996 were $67,400 compared to $80,000 for the three months ended March 31, 1995. The decrease in revenues ($12,600) resulted chiefly from a decision to eliminate the revenue and expense associated with the administrative fee payable to Homefree General Partners and to record the administrative fee net of any related party receivable loss provision or restoration. This treatment is consistent with the methodology recommended by the Company's Independent Auditors.

Total expenses for the three months ended March 31, 1996, were $265,900 compared with $169,100 for the three months ended March 31, 1995. The increase ($96,800) is attributable principally to recognition of additional administrative fees earned but not recorded in prior years of $135,600 partially offset by a reduction in general and administrative expenses of $30,800. The reduction in general and administrative expenses include $10,000 related to the reclassification of the administrative fee as described above.

No tax provision has been recorded during the three months ended March 31, 1996, inasmuch as the realization of future tax benefits is uncertain and cannot be assured. The effective tax rate used for determining the income tax benefit with respect to the three months ended March 31, 1995, was 34% based on the projected annual effective tax rate for that fiscal year.

The Partnership

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

                 Not Applicable.

Item 5.          Other Information

                 Not Applicable.

Item 6.          Exhibits and Reports on Form 8-K

                 a.   Exhibits
                      27.1    Financial Data Schedule Homefree Village Resorts,
                              Inc.
                      27.2    Financial Data Schedule Homefree Investors LP

                 b. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the dates indicated:


HOMEFREE VILLAGE RESORTS, INC.       HOMEFREE INVESTORS L.P.
- ------------------------------       -----------------------------
Registrant (the "Company")           Registrant (the "Partnership")
                                     by: Homefree General Partners,
                                         its General Partner
                                     by: Homefree Village Resorts,
                                         Inc., a General Partner


/s/ Craig M. Bollman, Jr.            /s/ Craig M. Bollman, Jr.
- --------------------------------     ------------------------------
Craig M. Bollman, Jr.                Craig M. Bollman, Jr.
Chairman of the Board                President
(Principal Executive and
 Financial Officer)

Dated:  July 12, 1996                Dated:  July 12, 1996

                                EXHIBIT INDEX


Exhibit
  No.                            Description
- -------                          -----------

 27.1       Financial Data Schedule Homefree Village Resorts, Inc.

 27.2       Financial Data Schedule Homefree Investors LP