Form 10-Q
period 1996-06-30
HOMEFREE VILLAGE RESORTS INC; HOMEFREE INVESTORS L P
filed 1996-08-14
CIK 65291, 820889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1996
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




Commission File Number: 1-8927                              Commission File Number:    0-16156
                        ------------------------------                                 ----------------------------------
    (formerly 0-6627)

HOMEFREE VILLAGE RESORTS, INC.                              HOMEFREE INVESTORS L.P.
- ------------------------------------------------------      -------------------------------------------------------------
(Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)

                 Delaware                                                    Delaware
- ------------------------------------------------------      -------------------------------------------------------------
(State or other jurisdiction of incorporation or            (State or other jurisdiction of incorporation or
organization)                                               organization)

                 37-0959405                                                  84-1062287
- ------------------------------------------------------      -------------------------------------------------------------
(I.R.S. Employer Identification No.)                        (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard                                  1400 S. Colorado Boulevard
Denver, Colorado 80222                                      Denver, Colorado 80222
- ------------------------------------------------------     --------------------------------------------------------------
(Address of principal executive offices, including         (Address of principal executive offices, including
zip code)                                                  zip code)

                 (303) 757-3002                                     (303) 757-3002
- ------------------------------------------------------     --------------------------------------------------------------
(Registrant's telephone including area code)               (Registrant's telephone including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                           YES   X          NO
                              ------          ------

Indicate the number of shares and interests outstanding of each of the issuers' classes of common stock or partnership interests, respectively, as of the close of business on July 31, 1996:

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

           HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.                   FINANCIAL INFORMATION

         Item 1. Financial Statements
         COMBINED

                          Combined Balance Sheets --
                            June 30, 1996 and December 31, 1995                                              1-2
                          Combined Statements of Operations --
                            Three and Six Month Periods ended June 30, 1996 and 1995                           3
                          Combined Statements of Cash Flows --
                            Six Months ended June 30, 1996 and 1995                                            4


         THE COMPANY

                          Consolidated Balance Sheets --
                            June 30, 1996 and December 31, 1995                                              5-6
                          Consolidated Statements of Operations --
                            June 30, 1996 and June 30, 1995                                                    7
                          Consolidated Statements of Cash Flows --
                            Six Month Periods ended June 30, 1996 and 1995                                     8

         THE PARTNERSHIP

                          Balance Sheets -- June 30, 1996 and December 31, 1995                                9
                          Statements of Operations -- Three and
                            Six Month Periods ended June 30, 1996 and 1995                                    10
                          Statements of Cash Flows --
                            Six Months ended June 30, 1996 and 1995                                           11

Notes to Financial Statements                                                                                 12

         Item 2. Management's Discussion and Analysis                                                      13-14
                          of Financial Condition and Results of Operations


PART II.                  OTHER INFORMATION                                                                   15

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,                  December 31,
                                                                                    1996                        1995
                                                                                 ----------                  ----------
                                                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   14,800                  $   38,700
   Other current assets                                                               5,600                       4,000
                                                                                 ----------                  ----------
       Total current assets                                                          20,400                      42,700
RECEIVABLES FROM UNCONSOLIDATED
   ENTITIES, net                                                                  8,639,500                   8,620,200
INVESTMENTS IN UNCONSOLIDATED
   ENTITIES                                                                          85,000                      82,400
PROPERTY, FURNITURE AND EQUIPMENT, at cost
   Office furniture and equipment                                                   104,500                     102,900
   Vehicles                                                                          25,000                      25,000
                                                                                 ----------                  ----------
                                                                                    129,500                     127,900
   Accumulated depreciation                                                        (113,100)                   (110,000)
                                                                                 ----------                  ----------
     Net property and equipment                                                      16,400                      17,900
                                                                                 ----------                  ----------

OTHER ASSETS
   Land option costs                                                                195,600                     195,600
TOTAL ASSETS                                                                     $8,956,900                  $8,958,800
                                                                                 ==========                  ==========




See Notes to Financial Statements.                          1

            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

                                                                               June 30,                    December 31,
                                                                                 1996                          1995
                                                                              -----------                   -----------
                                                                              (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                                                                 $    77,400                   $    94,600
   Payable to unconsolidated entity                                               575,500                       150,500
   Current maturities of long-term debt                                            44,400                        44,400
       Total current liabilities                                                  697,300                       289,500
LONG TERM DEBT, less current maturities:
   Unconsolidated entity                                                        7,154,500                     7,154,500
   Other                                                                             --                            --
DEFERRED INCOME TAXES                                                                --                            --
DEFERRED PROFIT                                                                   488,500                       488,500
OTHER LIABILITIES, payable to unconsolidated entities                                 --                           --
STOCKHOLDER'S EQUITY AND PARTNERS'
   DEFICIT:
   Preferred stock, $1.00 par value;
     3,000,000 shares authorized; none issued and outstanding
   Common stock, $.001 par value;
     15,000,000 shares authorized; 10,484,000 shares issued and
     outstanding                                                                   10,500                        10,500
   Additional paid-in capital                                                   3,537,000                     3,537,000
   Accumulated deficit                                                         (2,702,100)                   (2,293,100)
   Partners' deficit - limited partners                                          (228,800)                     (228,100)
                                                                              -----------                   -----------
       Total stockholders' equity and partners' deficit                           616,600                     1,026,300
                                                                              -----------                   -----------
TOTAL LIABILITIES, STOCKHOLDERS' EQUITY
   AND PARTNERS' DEFICIT                                                      $ 8,956,900                   $ 8,958,800
                                                                              ===========                   ===========


See Notes to Financial Statements.                          2

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  ---------------------------------           --------------------------------

                                                    JUNE 30,              JUNE 30,             JUNE 30,              JUNE 30,
                                                     1996                   1995                 1996                  1995
                                                  -----------           -----------           ------------         -----------
                                                          (unaudited)                                 (unaudited)
REVENUES:

Management and administrative fees
from unconsolidated entities                      $    53,900           $    61,300           $    115,500         $   133,300
Equity in earnings of unconsolidated
entities                                                2,600                 4,100                  5,400               6,300

Interest                                                2,900                 6,000                  5,900              11,800
                                                  -----------           -----------           ------------         -----------
                                                       59,400                71,400               $126,800             151,400
                                                  -----------           -----------           ------------         -----------
EXPENSES:

General and administrative                            137,800               123,100                264,500             290,400
Interest                                                 --                    --                    1,500                --

Equity in losses of unconsolidated entities               800                  (300)                 2,900               1,500
Loss on related party
receivable/Administrative fee                         132,000                 --                   267,600                 --
                                                  -----------           -----------           ------------         -----------
                                                      270,600               122,800                536,500             291,900
                                                  -----------           -----------           ------------         -----------
EARNINGS (LOSS) BEFORE INCOME TAX                 $  (211,200)              (51,400)              (409,700)           (140,500)
INCOME TAX                                               --                  17,500                  --                47,800

                                                  -----------           -----------           ------------         -----------
NET EARNINGS (LOSS)                               $  (211,200)          $   (33,900)          $   (409,700)        $   (92,700)
                                                  ===========           ===========           ============         ===========

EARNINGS (LOSS) PER PAIRED SHARE                  $      (.02)          $       .00           $       (.04)        $      (.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        10,484,000            10,484,000             10,484,000          10,484,000



See Notes to Financial Statements.                          3

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                                   SIX MONTHS ENDED
                                                                           --------------------------------
                                                                            June 30,               June 30
                                                                              1996                   1995
                                                                           ----------             ---------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings/(loss)                                                       $ (409,700)            $ (92,700)
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
 Depreciation and Amortization                                                  3,100                 3,200
 Provision for loss on related party receivable                               (20,300)                 --
 Equity in losses (earnings) of unconsolidated entities, net                   (2,600)               (4,800)
 Deferred income taxes                                                                              (47,800)
   Changes in operating assets and liabilities:
    Other assets                                                               (1,600)                2,600
    Principal and interest receivable - officer & director                     20,300               (34,300)
    Accounts payable and accrued expenses                                     (17,200)              (11,700)
    Other Liabilities                                                            --                  61,100
                                                                           ----------             ---------
    Net cash used in operating
    activities                                                               (428,000)             (124,400)
                                                                           ----------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash advances to unconsolidated entities                                   (187,000)                 --
  Collection of advances from unconsolidated entities                         167,700               126,600
  Purchase of property, furniture and equipment                                (1,600)               (5,300)
                                                                           ----------             ---------
  Net cash provided by investing activities                                   (20,900)              121,300
                                                                           ----------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from related party                                                  425,000                  --
                                                                           ----------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (23,900)               (3,100)
CASH AND CASH EQUIVALENTS, beginning of period                                 38,700                10,600
                                                                           ----------             ---------
CASH AND CASH EQUIVALENTS, end of period                                   $   14,800             $   7,500
                                                                           ==========             =========


See Notes to Financial Statements.                          4

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30,                    December 31,
                                                                                  1996                          1995
                                                                              -----------                   ------------
                                                                              (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                     $    14,800                    $   38,700
Other current assets                                                                5,600                         4,000
                                                                              -----------                    ----------
Total current assets                                                               20,400                        42,700
RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net                                   8,639,500                     8,620,200

INVESTMENTS IN UNCONSOLIDATED ENTITIES                                             85,000                        82,400

PROPERTY AND EQUIPMENT, at cost:
  Office furniture and equipment                                                  104,500                       102,900
  Vehicles                                                                         25,000                        25,000
                                                                              -----------                    ----------
                                                                                  129,500                       127,900
Accumulated depreciation                                                         (113,100)                     (110,000)
                                                                              -----------                    ----------
Net property and equipment                                                         16,400                        17,900

LAND OPTION COSTS                                                                 195,600                       195,600
                                                                              -----------                    ----------
TOTAL ASSETS                                                                  $ 8,956,900                    $8,958,800
                                                                              ===========                    ==========


See Notes to Financial Statements.                          5

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,                   December 31,
                                                                                  1996                         1995
                                                                               ----------                    ----------
                                                                               (unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $   77,400                    $   94,600
Payable to AWP                                                                    575,500                       150,500
Current maturities of long-term debt                                               44,400                        44,400
Total current liabilities                                                         697,300                       289,500
LONG TERM DEBT, less current maturities:
Unconsolidated entity                                                           7,154,500                     7,154,500
Other                                                                                  --                            --
DEFERRED INCOME TAXES                                                                  --                           --
DEFERRED PROFIT                                                                   488,500                       488,500


Stockholders' equity:
Preferred stock, $1.00 par value;
3,000,000 shares authorized,  none issued and outstanding                            --                            --
Common stock, $.001 par value;
authorized 15,000,000 shares; issued and outstanding 10,484,000
  shares                                                                           10,500                        10,500
Additional paid-in capital                                                      3,537,000                     3,537,000
Accumulated deficit                                                            (2,930,900)                   (2,521,200)
                                                                               ----------                    ----------
TOTAL STOCKHOLDERS' EQUITY                                                        616,600                     1,026,300
                                                                               ----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $8,956,900                    $8,958,800
                                                                               ==========                    ==========


See Notes to Financial Statements.                          6

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     ----------------------------      ---------------------------

                                                      JUNE 30,          JUNE 30,        JUNE 30,        JUNE 30,
                                                        1996              1995            1996            1995
                                                     -----------       ----------      ----------      -----------
REVENUES:                                                     (unaudited)                      (unaudited)

  Management and administrative fees
    from unconsolidated entities                     $    53,900      $    61,300       $ 115,500      $   133,300

  Equity in earnings of unconsolidated
    entities                                               2,600            4,100           5,400            6,300
  Interest                                                 2,900            6,000           5,900           11,800
                                                     -----------       ----------      ----------      -----------
                                                          59,400           71,400         126,800          151,400
                                                     -----------       ----------      ----------      -----------
EXPENSES:
  General and administrative                             137,400      $   113,100         263,800      $   270,300

  Interest                                                  --              --              1,500            --
  Equity in losses of unconsolidated
    entities                                                 800             (300)          2,900            1,500

  Impairment of investment in HILP                           400           10,000             700           20,100

  Loss on related party                                                                                       --
  Receivable/administration fee                          132,000             --           267,600
                                                     -----------       ----------      ----------      -----------
                                                         270,600          122,800         536,500          291,900
                                                     -----------       ----------      ----------      -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                     (211,200)        ( 51,400)       (409,700)        (140,500)
INCOME TAX BENEFIT                                          --             17,500              --           47,800

                                                     -----------       ----------      ----------      -----------
NET EARNINGS (LOSS)                                  $  (211,200)      $  (33,900)     $ (409,700)     $  ( 92,700)
                                                     ===========       ==========      ==========      ===========
EARNINGS (LOSS) PER COMMON SHARE
                                                     $      (.02)      $      .00      $     (.04)     $      (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         10,484,000       10,484,000      10,484,000       10,484,000
                                                     -----------       ----------      ----------      -----------


See Notes to Financial Statements.                          7

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                    -----------------------------------
                                                                    June 30,                   June 30,
                                                                      1996                       1995
                                                                    ---------                 ---------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings/(loss)                                               $(409,700)                $ (92,700)
Adjustments to reconcile net earnings
to net cash used in by operating activities:
Depreciation and amortization                                           3,100                     3,200
Provision for loss on related party receivable                        (20,300)                     --
Deferred income taxes                                                    --                     (47,800)
Equity in losses (earnings) of unconsolidated entities                 (2,600)                   (4,800)
Impairment of investment in HILP                                          700                    20,100
Changes in operating assets and liabilities:
  Other assets                                                         (1,600)                    2,600
Principal and interest receivable - officer & director                 20,300                   (34,300)
Accounts payable and accrued expenses                                 (17,200)                  (11,700)
Income taxes currently payable                                           --                        --
Other liabilities                                                        --                      61,100
                                                                    ---------                 ---------
Net cash used in operating activities                                (427,300)                 (104,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated entities                                  (700)                  (20,100)
  Cash advances to unconsolidated entities                           (187,000)                     --
  Collection of advances from unconsolidated entities                 167,700                   126,600
  From sale/(acquisition) of property,
    furniture and equipment                                            (1,600)                   (5,300)
                                                                    ---------                 ---------
  Net cash provided/(used) by investing
    activities                                                        (21,600)                  101,200
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from related party                                          425,000                       --
                                                                    ---------                 ---------
Net cash provided/(used) by financing
  activities                                                          425,000                       --
                                                                    ---------                 ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    (23,900)                   (3,100)
CASH AND CASH EQUIVALENTS,
  beginning of year                                                    38,700                    10,600
                                                                    ---------                 ---------
CASH AND CASH EQUIVALENTS,
  end of period                                                     $  14,800                 $   7,500
                                                                    =========                 =========



See Notes to Financial Statements.                          8

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                                 BALANCE SHEETS

                                                                                 June 30,                   December 31,
                                                                                   1996                         1995
                                                                               -----------                  ------------
                                                                               (unaudited)
                               ASSETS
                               ------
 CURRENT ASSET, Receivable from
   unconsolidated entity                                                         $575,500                    $150,500
                                                                                 ========                    ========


                            LIABILITIES
                            -----------
 CURRENT LIABILITY, Payable to
   unconsolidated entity                                                         $575,500                    $150,500
 PARTNERS' CAPITAL                                                                   --                           --
                                                                                 --------                    --------
                                                                                 $575,500                    $150,500
 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         ========                    ========



See Notes to Financial Statements.                          9

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                            STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED                               SIX MONTHS ENDED
                                         -----------------------------------             -----------------------------------
                                           June 30,               June 30,                June 30,                June 30,
                                             1996                   1995                    1996                    1995
                                         -----------             -----------             -----------             -----------
                                         (unaudited)             (unaudited)             (unaudited)            (unaudited)
 REVENUE                                 $       --              $       --              $       --              $      --


 GENERAL AND ADMINISTRATIVE
   EXPENSES                                      400                  10,000                     700                  20,100
                                         -----------             -----------             -----------             -----------

                                         $      (400)            $   (10,000)                   (700)            $   (20,100)
 NET LOSS
                                         ===========             ===========             ===========             ===========

 NET LOSS PER LIMITED PARTNERSHIP
   INTEREST                              $       .00             $       .00             $       .00             $       .00
                                         ===========             ===========             ===========             ===========

 WEIGHTED AVERAGE LIMITED
 PARTNERSHIP INTERESTS OUTSTANDING        10,484,000              10,484,000              10,484,000              10,484,000
                                         ===========             ===========             ===========             ===========



See Notes to Financial Statements.                          10

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)


                            STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED
                                                                                --------------------------------------
                                                                                June 30,                     June 30,
                                                                                  1996                         1995
                                                                                ---------                   ----------
                                                                                            (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $    (700)                  $  (20,100)

 Adjustments to reconcile net loss to
   net cash used in operating activities:                                             --
                                                                                ---------                   ----------
 Net cash used in operating activities                                               (700)                     (20,100)
                                                                                ---------                   ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions by general partner                                             700                       20,100
                                                                                ---------                   ----------
 NET CHANGE IN CASH                                                                   --                          --
 CASH, beginning of period                                                            --                          --
 CASH, end of period                                                            $     --                    $     --
                                                                                =========                   ==========


See Notes to Financial Statements.                          11

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




A.       COMBINED, CONSOLIDATED AND SEPARATE FINANCIAL STATEMENTS

Reference is made to Note 2 of the Financial Statements included in the Joint Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management of the Company and the Partnership, the accompanying unaudited combined, consolidated and separate financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations and the cash flows for the six months ended June 30, 1996.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. It is suggested that the above combined, consolidated and separate financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and the Partnership's Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the operating results for the Company and the Partnership for the full year.

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


C.       RELATED PARTY TRANSACTIONS

The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the amount of $289,600 at June 30, 1996. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under this note during fiscal 1996 was $310,000. In prior years, a provision for losses was recorded in connection with this note that constituted 100% of the outstanding balance. During 1996, the Company recorded a loss restoration of $20,300 associated with this note inasmuch as a partial repayment was made.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations




LIQUIDITY AND CAPITAL RESOURCES


The Company

Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

Cash used for operating activities during the first half of 1996 totalled $427,300. Cash used from investing activities ($21,600) resulted principally from the net payment of advances to unconsolidated entities. Cash provided by financing activities ($425,000) is attributable to an advance from an affiliated party.

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

RESULTS OF OPERATIONS


Company

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995


The Company recorded a net loss of $409,700 for the six months ended June 30, 1996, compared to a net loss of $92,700 for the six months ended June 30, 1995. The additional loss ($317,000) was attributable principally to the payment and recognition of administration fees earned but not recorded in prior years and a decision not to record a provision for income tax benefits inasmuch as the realization of such future tax benefits is uncertain and cannot be assured.

Total revenues for the six months ended June 30, 1996, were $126,800 compared to $151,400 for the six months ended June 30, 1995. The decrease in revenues ($24,600) resulted chiefly from a decision to eliminate the revenue and expense associated with the administrative fee payable to Homefree General Partners and to record the administrative fee net of any related party receivable loss provision restoration. This treatment is consistent with the methodology recommended by the Company's Independent Auditors.

Total expenses for the six months ended June 30, 1996, were $536,500 compared to $291,900 for the six months ended June 30, 1995. The increase ($244,600) is attributable principally to additional administrative fees earned but not recorded in prior years.

No tax provision has been recorded during the six months ended June 30, 1996, inasmuch as the recognition of future tax benefits is uncertain and cannot be assured. The effective tax rate used for determining the income tax benefit with respect to the six months ended June 30, 1995, was 34% based on the projected annual effective tax rate for that fiscal year.

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

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - 27.1  Financial Data Schedule for Homefree Village
                              Resorts, Inc.

                        27.2  Financial Data Schedule for Homefree Investor
                              L.P.


         b.  Reports on Form 8-K filed during the period covered by this report
             - None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


HOMEFREE VILLAGE RESORTS, INC.          HOMEFREE INVESTORS L.P.
Registrant (the "Company")              Registrant (the "Partnership")
                                        by: Homefree General Partners,
                                            its General Partner
                                        by: Homefree Village Resorts, Inc.
                                            a General Partner


/s/ Craig M. Bollman, Jr.               /s/ Craig M. Bollman, Jr.
- ----------------------------------      ----------------------------------------
Craig M. Bollman, Jr.                   Craig M. Bollman, Jr.
Chairman of the Board                   President
(Principal Executive and
 Financial Officer)

Dated:  August 13, 1996                 Dated:  August 13, 1996

                                  EXHIBIT INDEX

Exhibit
  No.                              Description
- -------                            -----------
 27.1           Financial Data Schedule for Homefree Village Resorts, Inc.

 27.2           Financial Data Schedule for Homefree Investor L.P.
