Form 10-Q
period 1996-09-30
HOMEFREE VILLAGE RESORTS INC; HOMEFREE INVESTORS L P
filed 1996-11-19
CIK 65291, 820889

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

             JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  September 30, 1996
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:           1-8927                        Commission File Number:  0-16156
                                  ------                                                 -------

HOMEFREE VILLAGE RESORTS, INC.                                  HOMEFREE INVESTORS L.P.
------------------------------------------------------          --------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)          (Exact name of Registrant as specified in its charter

         Delaware                                                       Delaware
--------------------------------------------------------------  --------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (State or other jurisdiction of incorporation or organization)


                 37-0959405                                             84-1062287
---------------------------------------------------             --------------------------------------------------------------------
(I.R.S. Employer Identification No.)                            (I.R.S. Employer Identification No.)

1400 S. Colorado Boulevard, Suite 410                           1400 S. Colorado Boulevard, Suite 410
Denver, Colorado  80222                                         Denver, Colorado 80222
-------------------------------------------------------------   --------------------------------------------------------------------
(Address of principal executive  offices, including zip code)   (Address of principal executive  offices, including zip code)


          (303) 757-3002                                        (303) 757-3002
----------------------------------------------------            --------------------------------------------------------------------
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

                            YES    X       NO
                                ------        ------

Indicate the number of shares outstanding of each of the issuers' classes of common stock or partnership interests, respectively, as of the close of business on October 31, 1996:

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

          HOMEFREE VILLAGE RESORTS, INC. AND HOMEFREE INVESTORS L.P.

                                       INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I.   FINANCIAL INFORMATION

   Item 1.       Financial Statements                                                                            3

   COMBINED

          Combined Balance Sheets --
            September 30, 1996 and December 31, 1995                                                             3

          Combined Statements of Operations --
            Three and Nine Month Periods ended
            September 30, 1996 and 1995                                                                          5

          Combined Statements of Cash Flows --
            Nine Months ended September 30, 1996 and 1995                                                        6

   THE COMPANY

          Consolidated Balance Sheets --
            September 30, 1996 and December 31, 1995                                                             7

          Consolidated Statements of Operations --
            Three and Nine Month Periods ended
            September 30, 1996 and 1995                                                                          9

          Consolidated Statements of Cash Flows --
            Nine Months ended September 30, 1996 and 1995                                                        10

   THE PARTNERSHIP

          Balance Sheets -- September 30, 1996 and
            December 31, 1995                                                                                    11

          Statements of Operations --
            Three and Nine Month Periods ended
            September 30, 1996 and 1995                                                                          12

          Statements of Cash Flows --
            Nine Months ended September 30, 1996 and 1995                                                        13

Notes to Financial Statements                                                                                    14

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                 15-16

PART II.  OTHER INFORMATION                                                                                      17

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                               September 30,                    December 31,
                                                                   1996                             1995
                                                               -------------                    ------------
                                                                (unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents                                    $   13,300                     $    38,700

    Other current assets                                              4,700                           4,000
                                                                 ----------                      ----------
      Total current assets                                           18,000                          42,700

 RECEIVABLES FROM UNCONSOLIDATED ENTITIES, net                    8,747,000                       8,620,200

 INVESTMENTS IN UNCONSOLIDATED ENTITIES                              86,500                          82,400

 PROPERTY AND EQUIPMENT, at cost

    Office furniture and equipment                                  104,500                         102,900

    Vehicles                                                         25,000                          25,000
                                                                 ----------                      ----------
                                                                    129,500                         127,900

    Accumulated depreciation                                       (114,700)                      (110,000)
                                                                 ----------                      ----------
      Net property and equipment                                     14,800                          17,900
                                                                 ----------                      ----------

 OTHER ASSETS

    Land option costs                                               195,600                         195,600
                                                                 ----------                      ----------
 TOTAL ASSETS                                                    $9,061,900                      $8,958,800
                                                                 ==========                      ==========





See accompanying notes to financial statements                                 3

           LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT

                                                                                  September 30,                 December 31,
                                                                                      1996                          1995
                                                                                  -------------                 ------------
                                                                                   (unaudited)
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $  103,800                     $  94,600

    Payable to unconsolidated entity                                                   833,500                       150,500

    Current maturities of long-term debt                                                44,400                        44,400

      Total current liabilities                                                        981,700                       289,500

 LONG TERM DEBT, less current maturities:

    Unconsolidated entity                                                            7,154,500                     7,154,500

    Other                                                                                 --                            --

 DEFERRED INCOME TAXES                                                                    --                            --

 DEFERRED PROFIT                                                                       488,500                       488,500

 OTHER LIABILITIES, payable to unconsolidated entities                                    --                            --

 STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT:
    Preferred stock, $1.00 par value;
      3,000,000 shares authorized; none issued and outstanding

    Common stock, $.001 par value;
      15,000,000 shares authorized; 10,484,000 shares issued and outstanding            10,500                        10,500

    Additional paid-in capital                                                       3,537,000                     3,537,000

    Accumulated deficit                                                            (2,881,300)                   (2,293,100)

    Partners' deficit - limited partners                                           (  229,000)                   (  228,100)
                                                                                   -----------                   -----------
      Total stockholders' equity and partners' deficit                                 437,200                     1,026,300
                                                                                   -----------                   -----------
 TOTAL LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT                     $ 9,061,900                   $ 8,958,000
                                                                                   ===========                   ===========





See accompanying notes to financial statements                                 4

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  --------------------------------          --------------------------------
                                                   SEPT. 30,            SEPT. 30,            SEPT. 30,            SEPT. 30,
                                                     1996                 1995                 1996                 1995
                                                  -----------          -----------          -----------           ----------
                                                             (unaudited)                               (unaudited)
 REVENUES (SUBSTANTIALLY ALL
   FROM RELATED PARTIES):

   Management and
     administrative fees from unconsolidated
     entities                                        $ 51,200             $ 48,300            $ 166,700             $161,600

   Equity in earnings of
     unconsolidated entities                            2,600                  400                8,000                6,700

   Interest                                             2,700                5,700                8,600               17,500
                                                  -----------          -----------          -----------           ----------
                                                    $  56,500            $  54,400            $ 183,300              185,800
                                                  -----------          -----------          -----------           ----------
 EXPENSES:

 General and administrative                           226,400              100,000              742,800              332,900

 Interest                                               --                   --                   --                   --

 Equity in losses of unconsolidated
   entities                                             1,100                 (800)               4,000                  700

 Loss on related party receivable                    ( 10,400)                --               ( 30,700)                --

 Administrative fee                                    18,800               18,800               56,300               56,300
                                                  -----------          -----------          -----------           ----------
                                                      235,900              118,000              772,400              389,900
                                                  -----------          -----------          -----------           ----------
 EARNINGS (LOSSES) BEFORE INCOME TAX              $ (179,400)            ( 63,600)            (589,100)            (204,100)

 INCOME TAX                                             --                  21,600                 --                 69,400
                                                  -----------          -----------          -----------           ----------
 NET EARNINGS (LOSSES)                            $ (179,400)          $ ( 42,000)          $ (589,100)           $(134,700)
                                                  ===========          ===========          ===========           ==========
 EARNINGS (LOSS) PER PAIRED SHARE                    $ ( .02)              $ (.00)              $ (.06)              $ (.01)
                                                  ===========          ===========          ===========           ==========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       10,484,000           10,484,000           10,484,000           10,484,000
                                                  ===========          ===========          ===========           ==========





See accompanying notes to financial statements                                 5

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                ------------------------------------------
                                                                                SEPT. 30,                        SEPT. 30,
                                                                                  1996                              1995
                                                                                ---------                        ---------
                                                                               (unaudited)                      (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (losses) earnings                                                      $ (589,100)                       $(134,700)

    Adjustments to reconcile net income (loss) to net cash used in operating activities

    Depreciation and amortization                                                   4,700                           4,800

    Provision for loss on related party receivable                               ( 30,700)                            --

    Equity in losses (earnings) of unconsolidated entities,                      (  4,100)                        (  6,000)
      net

    Deferred income taxes                                                            --                           ( 69,400)

    Changes in operating assets and liabilities:

    Other assets                                                                  (   700)                           5,100

    Accounts payable and accrued expenses                                           9,200                          (16,500)

    Other liabilities                                                                --                               --
                                                                                ---------                        ---------
    Net cash used in operating activities                                        (610,700)                        (216,700)
                                                                                ---------                        ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash advance to officer                                                        30,700                         ( 56,700)

    Cash advances to unconsolidated entities                                     (294,500)                            --

    Collection of advances from unconsolidated entities                           167,700                          126,800

    Purchase of property, furniture and equipment                                (  1,600)                        (  5,900)
                                                                                ---------                        ---------
    Net cash provided by investing activities                                    ( 97,700)                          64,200
                                                                                ---------                        ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Advance from related party                                                    683,000                          150,500
                                                                                ---------                        ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            ( 25,400)                        (  2,000)

 CASH AND CASH EQUIVALENTS,
    beginning of period                                                            38,700                           10,600
                                                                                ---------                        ---------
 CASH AND CASH EQUIVALENTS, end of period                                       $  13,300                        $   8,600
                                                                                =========                        =========





See accompanying notes to financial statements                                 6

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

 ASSETS                                                                        Sept. 30,                   December 31,
 ------                                                                           1996                         1995
                                                                               ----------                   ----------
                                                                              (unaudited)
 CURRENT ASSETS:

     Cash and cash equivalents                                                 $   13,300                   $   38,700

     Other current assets                                                           4,700                        4,000
                                                                               ----------                   ----------
          Total current assets                                                     18,000                       42,700

 RECEIVABLES FROM UNCONSOLIDATED
     ENTITIES, NET                                                              8,747,000                    8,620,200

 INVESTMENTS IN UNCONSOLIDATED ENTITIES                                            86,500                       82,400

 PROPERTY AND EQUIPMENT, at cost:

     Office furniture and equipment                                               104,500                      102,900

     Vehicles                                                                      25,000                       25,000
                                                                               ----------                   ----------
                                                                                  129,500                      127,900

     Accumulated depreciation                                                    (114,700)                    (110,000)
                                                                               ----------                   ----------
          Net property and equipment                                               14,800                       17,900

 LAND OPTION COSTS                                                                195,600                      195,600
                                                                               ----------                   ----------
 TOTAL ASSETS                                                                  $9,061,900                   $8,958,800
                                                                               ==========                   ==========





See accompanying notes to financial statements                                 7

           LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT



                                                                             September 30,                 December 31,
                                                                                 1996                          1995
                                                                              -----------                   ----------
                                                                              (unaudited)
 CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                    $   103,800                   $   94,600

     Payable to unconsolidated entity                                             833,500                      150,500

     Current maturities of long-term debt                                          44,400                       44,400

     Total current liabilities                                                    981,700                      289,500

 LONG TERM DEBT, less current maturities:
     Unconsolidated entity                                                      7,154,500                    7,154,500

     Other                                                                           --                           --

 DEFERRED INCOME TAXES                                                               --                           --

 DEFERRED PROFIT                                                                  488,500                      488,500


 STOCKHOLDERS' EQUITY:

     Preferred stock, $1.00 par value;
     3,000,000 shares authorized;
     none issued and outstanding

     Common stock, $.001 par value;
     authorized 15,000,000 shares authorized;
     issued and outstanding 10,484,000                                             10,500                       10,500

     Additional paid-in capital                                                 3,537,000                    3,537,000

     Accumulated deficit                                                       (3,110,300)                  (2,521,200)
                                                                              -----------                   ==========
 TOTAL STOCKHOLDERS' EQUITY                                                       437,200                    1,026,300
                                                                              -----------                   ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 9,061,900                   $8,958,800
                                                                              ===========                   ==========





See accompanying notes to financial statements                                 8

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    -------------------------------         --------------------------------
                                                     SEPT. 30,            SEPT. 30,          SEPT. 30,            SEPT. 30,
                                                       1996                 1995               1996                  1995
                                                    ----------           ----------         ----------            ----------
                                                              (unaudited)                              (unaudited)
 REVENUES:

  Management and
   administrative fees from unconsolidated
   entities                                           $ 51,200            $ 48,300           $166,700               $161,600

  Equity in earnings of unconsolidated
   entities                                              2,600                 400              8,000                  6,700

  Interest                                               2,700               5,700              8,600                 17,500
                                                    ----------           ----------         ----------            ----------
                                                        56,500              54,400            183,300                185,800
                                                    ----------           ----------         ----------            ----------
 EXPENSES:

  General and administrative                           227,000               99,900           741,900                332,700

  Interest                                                --                   --                 --                    --

  Equity in losses of unconsolidated
   entities                                              1,100                 (800)             4,000                   700

  Impairment of investment in HILP                         200                  100                900                   200

  Loss on related party receivable                   ( 10,400)                --             ( 30,700)                 --

  Administrative fee                                    18,000               18,800             56,300                56,300
                                                    ----------           ----------         ----------            ----------
                                                       235,900              118,000           772,400                389,900
                                                    ----------           ----------         ----------            ----------
 EARNINGS (LOSS) BEFORE
   INCOME TAXES                                      (179,400)            ( 63,600)          (589,100)             (204,100)
                                                    ----------           ----------         ----------            ----------
 INCOME TAX BENEFIT                                        --                21,600                --                 69,400
                                                    ----------           ----------         ----------            ----------
 NET EARNINGS (LOSS)                                $(179,400)            $(42,000)         $(589,100)            $(134,700)
                                                    ==========           ==========         ==========            ==========
 EARNINGS (LOSS) PER
  COMMON SHARE                                         $ (.02)              $ (.00)            $ (.06)               $ (.01)
                                                    ==========           ==========         ==========            ==========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                        10,484,000           10,484,000         10,484,000            10,484,000
                                                    ==========           ==========         ==========            ==========





See accompanying notes to financial statements                                 9

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                        ------------------------------------------
                                                                                        SEPT. 30,                        SEPT. 30,
                                                                                          1996                             1995
                                                                                        ---------                        ---------
                                                                                       (unaudited)                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   $(589,100)                       $(134,700)
Net earnings/(loss)

Adjustments to reconcile net earnings
    to net cash used in operating activities:

    Depreciation and amortization                                                          4,700                            4,800

    Provision for loss on related party receivable                                       ( 30,700)                            --

    Deferred income taxes                                                                    --                           ( 69,400)

    Equity in losses (earnings) of unconsolidated entities                               (  4,100)                        (  6,000)

    Impairment of investment in HILP                                                          900                              200

    Changes in operating assets and liabilities:

        Other assets                                                                      (   700)                           5,100

    Accounts payable and accrued expenses                                                   9,200                         ( 16,500)

    Income taxes currently payable                                                           --                               --

    Other liabilities                                                                        --                               --
                                                                                        ---------                        ---------
    Net cash used in operating activities                                                (609,800)                        (216,500)
                                                                                        ---------                        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash advances to officer                                                               30,700                         ( 56,700)

    Investment in unconsolidated entities                                                (    900)                        (    200)

    Cash advances to unconsolidated entities                                             (294,500)                            --

    Collection of advances from unconsolidated entities                                   167,700                          126,800

    From sale/(acquisition) of property,
        furniture and equipment                                                          (  1,600)                        (  5,900)
                                                                                        ---------                        ---------
Net cash provided/(used in) by investing
    activities                                                                           ( 98,600)                          64,000
                                                                                        ---------                        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance from related party                                                            683,000                          150,500
                                                                                        ---------                        ---------
Net cash provided/(used) by financing activities                                          683,000                          150,500
                                                                                        ---------                        ---------
NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                                       ( 25,400)                         ( 2,000)

CASH AND CASH EQUIVALENTS,
    beginning of period                                                                    38,700                           10,600
                                                                                        ---------                        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  13,300                        $   8,600
                                                                                        =========                        =========





See accompanying notes to financial statements                                10

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                                 BALANCE SHEETS



                                                                                        September 30,                   December 31,
                                                                                            1996                            1995
                                                                                        -------------                   ------------
                                                                                         (unaudited)
                                  ASSETS
                                  ------
 CURRENT ASSET, Receivable from
    unconsolidated entity                                                                 $833,500                        $150,500
                                                                                          ========                        ========


                                LIABILITIES
                                -----------
 CURRENT LIABILITY, Payable to
   unconsolidated entity                                                                  $833,500                        $150,500

 PARTNERS' CAPITAL                                                                            --                              --
                                                                                          --------                        --------
 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $833,500                        $150,500
                                                                                          ========                        ========





See accompanying notes to financial statements                                11

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                            STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         -------------------------------            -------------------------------
                                                          SEPT. 30,           SEPT. 30,              SEPT. 30,           SEPT. 30,
                                                            1996                1995                   1996                1995
                                                         ----------           ----------            ----------           ----------
                                                                   (unaudited)                                (unaudited)
 REVENUES:

 EXPENSE
    -   AMORTIZATION ORGANIZATION COSTS                          --                   --                    --                  --
                                                         ----------           ----------            ----------           ----------
    -   GENERAL AND ADMINISTRATIVE                              200                  100                   900                  200
                                                         ----------           ----------            ----------           ----------
 NET EARNINGS (LOSSES)                                    $(   200)            $(   100)              (   900)             (   200)
                                                         ==========           ==========            ==========           ==========
 EARNINGS (LOSSES) PER
    LIMITED PARTNERSHIP
    INTEREST                                              $   (.00)            $   (.00)              $  (.00)             $  (.00)
                                                         ==========           ==========            ==========           ==========
 WEIGHTED AVERAGE SHARES
    OUTSTANDING                                          10,484,000           10,484,000            10,484,000           10,484,000
                                                         ==========           ==========            ==========           ==========





See accompanying notes to financial statements                                12

                            HOMEFREE INVESTORS L.P.
                            (a limited partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED
                                                                                   ---------------------------------------------
                                                                                   SEPT. 30,                          SEPT. 30,
                                                                                      1996                               1995
                                                                                   ----------                         ----------
                                                                                                    (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:

     Net losses                                                                    $  (   900)                        $  (   200)

     Adjustments to reconcile net loss
         to net cash used in operating activities:

     Amortization                                                                         --                                 --
                                                                                   ----------                         ----------
     Net cash used in operating activities                                            (   900)                           (   200)
                                                                                   ----------                         ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital investment by limited partners                                               --                                 --

     Capital investment by Homefree General

     Partner                                                                              900                                200
                                                                                   ----------                         ----------
 NET CASH FLOW FROM FINANCING ACTIVITIES                                              $   900                            $   200


 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                --                                 --

 CASH AND CASH EQUIVALENTS,
     beginning of period                                                                  --                                 --
                                                                                   ----------                         ----------
 CASH AND CASH EQUIVALENTS, end of period                                             $   --                             $   --
                                                                                   ==========                         ==========





See accompanying notes to financial statements                                13

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
                          AND HOMEFREE INVESTORS L.P.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                HOMEFREE VILLAGE RESORTS, INC. AND SUBSIDIARIES
              AND HOMEFREE INVESTORS L.P. (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A.       COMBINED, CONSOLIDATED AND SEPARATE FINANCIAL STATEMENTS

Reference is made to Note 2 of the Financial Statements included in the Joint Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management of the Company and the Partnership, the accompanying unaudited combined, consolidated and separate financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations and the cash flows for the nine months ended September 30, 1996.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. It is suggested that the above combined, consolidated and separate financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and the Partnership's Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the operating results for the Company and the Partnership for the full year.

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


C.       RELATED PARTY TRANSACTIONS

The Company holds an interest-bearing note from Craig M. Bollman, Jr., President and Chairman of the Board, in the amount of $279,300 at September 30, 1996. This indebtedness was incurred in connection with personal loans. This note bears interest at the "Applicable Federal rate" which is the lowest rate permitted by the Internal Revenue Service without imputing interest on a transaction. The largest amount outstanding under this note during fiscal 1996 was $310,000. In prior years, a provision for losses was recorded in connection with this note that constituted 100% of the outstanding balance. During 1996, the Company recorded a loss restoration of $30,700 associated with this note inasmuch as partial repayments have been made.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company

Historically, the Company has not required large amounts of working capital because the properties in which the Company has interests have been acquired, financed and improved by related entities.

Cash used for operating activities during the first half of 1996 totalled $609,800. Cash used from investing activities ($98,600) resulted principally from the net payment of advances to unconsolidated entities, reduced by the partial repayment of cash previously advanced to an officer. Cash provided by financing activities ($683,000) is attributable to advances from an unconsolidated entity.

The Company believes that it will be able to continue as a going concern. The Company has completed a response to the SEC's comments to its "going private". If completed this transaction will result in the Company's savings of approximately $90,000 per year in direct accounting, legal and administrative costs, along with a savings of considerable management time, thereby improving the Company's cash flow and efficiency of management. Further, the Company expects that improved operations of the Monte Vista project will generate additional cash flow, thereby resulting in additional repayment of the Company's loans to Aristek Properties and MV I. MV I also recently restructured its first mortgage debt, and generated additional financing, which will improve the Company's liquidity. The Company will also continue to reduce personnel and administrative costs, so as to minimize cash outflow until new sources of revenues can be obtained. The Company itself does not have long term debt and therefore, has no long term liquidity requirements. Aristek Properties Ltd. and Aristek Western Properties, in which the Company has an interest, are separate entities and have long term debt which the Company believes can be satisfied from the assets of the two entities.


Partnership

At present, the Partnership has no liabilities and conducts no business and thus has no capital needs. While future business of the Partnership has not been determined, availability of capital will be considered if and when such business is determined.

RESULTS OF OPERATIONS

The Company

Nine Months Ended September 30, 1996 Compared to
Nine Months Ended September 30, 1995


The Company recorded a net loss of $589,100 for the nine months ended September 30, 1996, compared to a net loss of $134,700 for the nine months ended September 30, 1995. The additional loss ($454,400) was attributable principally to increased compensation costs, and a decision not to accrue a provision for income tax benefits partially offset by a restoration of losses previously recorded in connection with a related party receivable ($30,700). The loss restoration was recorded to reflect the partial repayment of a related party receivable where a full reserve had been previously provided.

Total revenues remained substantially unchanged for the nine month periods ended September 1995 and 1996. Total expenses for the nine months ended September 30, 1996, were $772,400 compared to $389,900 for the nine months ended September 30, 1995. The increase is attributable principally to additional compensation costs of approximately $349,000 and increases in legal and accounting expenses of approximately $57,000 partially offset by a receivable loss restoration recorded in connection with a related party receivable.

No provision for an income tax benefit has been recorded during the nine months ended September 30, 1996, inasmuch as the recognition of future tax benefits is uncertain and cannot be assured. The effective tax rate used for determining the income tax benefit with respect to the nine months ended September 30, 1995, was 34% based on the projected annual effective tax rate for that fiscal year.


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

         a.   Exhibits
              27 -- Financial Data Schedule

         b. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrants and in the capacities and on the dates indicated.

HOMEFREE VILLAGE RESORTS, INC.        MEFREE INVESTORS L.P.
----------------------------------    -----------------------------------------
Registrant (the "Company")            Registrant (the "Partnership")
                                      by:     Homefree General Partners,
                                              its General Partner
                                      by:     Homefree Village Resorts, Inc.,
                                              a General Partner

 /s/Craig M. Bollman, Jr.             /s/Craig M. Bollman, Jr.
-----------------------------------   ---------------------------
Craig M. Bollman, Jr.                 Craig M. Bollman, Jr.
Chairman of the Board                 Chairman of the Board
(Principal Executive and              (Principal Executive and
 Financial Officer)                   Financial Officer)

Dated   November 19, 1996             Dated November 19, 1996
      ----------------------------          ---------------------

                                 EXHIBIT INDEX

Exhibit No.                   Exhibit Description                 Page
-----------                   -------------------                 ----
    27                      Financial Data Schedule